Form 10-Q
period 1999-06-30
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 1999-08-16
CIK 1078420, 1078392

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                          Commission File No. 333-72305
                          ADVANCED GLASSFIBER YARNS LLC
             (Exact name of registrant as specified in its charter)
           DELAWARE                    3229                     58-2407014
    (State of formation)   (Primary Standard Industrial      (I.R.S. Employer
                           Classification Code Number)       Identification No.)

                        Commission File No. 333-72305-01
                                AGY CAPITAL CORP.
             (Exact name of registrant as specified in its charter)
           DELAWARE                    3229                     57-1072917
 (State of incorporation) (Primary Standard Industrial      (I.R.S. Employer
                          Classification Code Number)       Identification No.)

                    2556 WAGENER ROAD, AIKEN, SOUTH CAROLINA
              (Address of registrants' principal executive office)

                                      29801
                                   (Zip Code)

               Registrants' telephone number, including area code:
                                 (803) 643-1377

                           ---------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days. Yes       No  X
                                                  ------   ------

         As of August 16, 1999, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS

Part I.     FINANCIAL INFORMATION................................................................. 3
Item 1.     Condensed Consolidated Financial Statements........................................... 3
            Condensed Consolidated Balance Sheets................................................. 3
            Condensed Consolidated Statements of Operations....................................... 4
            Condensed Consolidated Statements of Comprehensive Income............................. 5
            Condensed Consolidated Statements of Cash Flows....................................... 6
            Notes to Condensed Consolidated Financial Statements.................................. 7
Item 2.     Management's Discussion and Analysis of Financial Condition and Results
            of Operations......................................................................... 9
            Overview ............................................................................. 9
            Results of Operations.................................................................10
            Liquidity and Capital Resources.......................................................11
            Year 2000.............................................................................13
            Introduction of the Single European Currency..........................................16
            Recently Issued Accounting Standards..................................................17
            Disclosure Regarding Forward-Looking Statements.......................................17
Item 3.     Quantitative and Qualitative Disclosures About Market Risk............................18

Part II.    OTHER INFORMATION.....................................................................20
Item 6.     Exhibits and Reports on Form 8-K......................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADVANCED GLASSFIBER YARNS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     CONSOLIDATED         CONSOLIDATED
                                                                      COMPANY               COMPANY
                                                                  DECEMBER 31, 1998        JUNE 30, 1999
                                                                  -----------------        -------------
                                                                                           (UNAUDITED)

                     ASSETS
Current assets:
   Cash.........................................................        $ 12,779               $24,073
   Trade receivables, net.......................................          32,657                38,927
   Inventories..................................................          24,691                28,096
   Other current assets.........................................             217                   679
                                                                  -----------------        -------------
      Total current assets......................................          70,344                91,775
Property, plant and equipment, net..............................         152,364               149,133
Intangible assets...............................................         242,148               237,580
Other assets....................................................             613                   736
                                                                  -----------------        -------------
      Total assets..............................................      $  465,469           $   479,224
                                                                  =================        =============

            LIABILITIES AND NET ASSETS/MEMBERS' INTEREST

Current liabilities:
   Current portion of long-term debt............................        $ 14,297           $    17,176
   Accounts payable.............................................           9,716                 9,183
   Accrued liabilities..........................................          11,783                16,436
   Due to Owens Corning.........................................           2,487                40,564
                                                                  -----------------        -------------
      Total current liabilities.................................          38,283                83,359
                                                                  -----------------        -------------
Pension and other employee benefit plans........................          18,000                19,898
Long-term debt, less current portion............................         387,901               355,684
Deferred distribution...........................................              --                 1,611
                                                                  -----------------        -------------
      Total liabilities.........................................         444,184               460,552
Members' interest...............................................          21,285                18,672
                                                                  -----------------        -------------
      Total liabilities and net assets/members' interest........       $ 465,469             $ 479,224
                                                                  =================        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLARS IN THOUSANDS AND UNAUDITED)

                                          THE                                     THE
                                     PREDECESSOR          CONSOLIDATED         PREDECESSOR        CONSOLIDATED
                                       BUSINESS             COMPANY              BUSINESS            COMPANY
                                       --------             -------              --------            -------
                                         THREE                 THREE              SIX                 SIX
                                        MONTHS                MONTHS             MONTHS              MONTHS
                                         ENDED                 ENDED              ENDED                ENDED
                                    JUNE 30, 1998         JUNE 30, 1999      JUNE 30, 1998       JUNE 30, 1999
                                    -------------         -------------      -------------       -------------
Net sales.....................          $67,747             $61,617           $140,636              $123,587
Cost of sales.................           43,316              44,476             91,426                86,470
                                     ------------        ------------        ------------        -------------
   Gross margin ..............           24,431              17,141             49,210                37,117
Selling, general and
   administrative expenses....            3,829               4,678              7,658                 9,703
Amortization..................              -                 2,845                 --                 5,690
Restructuring costs...........              -                   -                2,034                     -
                                     ------------        ------------        ------------        -------------
   Income from
     operations...............           20,602               9,618             39,518                21,724
Interest expense..............                                8,768                 --                18,148
Other income..................             (630)               (390)            (1,406)                 (500)
                                     ------------        ------------        ------------        -------------
   Income before
     provision for
     income taxes
     and extraordinary
     item.....................           21,232               1,240             40,924                 4,076
Provision for income
   taxes......................            8,349                  --             16,226                   --
                                     ------------        ------------        ------------        -------------
Income before
   extraordinary
   item.......................           12,883               1,240             24,698                 4,076
Extraordinary item,
   loss on early
   extinguishment
   of debt....................               --                  --                 --                 3,616
                                     ------------        ------------        ------------        -------------
Net income....................          $12,883              $1,240            $24,698                  $460
                                     ============        ============        ============        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      (DOLLARS IN THOUSANDS AND UNAUDITED)

                                          THE                                     THE
                                     PREDECESSOR          CONSOLIDATED         PREDECESSOR        CONSOLIDATED
                                       BUSINESS             COMPANY              BUSINESS            COMPANY
                                       --------             -------              --------            -------
                                         THREE                 THREE              SIX                 SIX
                                        MONTHS                MONTHS             MONTHS              MONTHS
                                         ENDED                 ENDED              ENDED                ENDED
                                    JUNE 30, 1998         JUNE 30, 1999      JUNE 30, 1998       JUNE 30, 1999
                                    -------------         -------------      -------------       -------------
Net income....................          $12,883              $1,240            $24,698                 $460
Other comprehensive income:
    Foreign currency translation            375                 151                166                  122
                                     ------------        ------------        ------------        -------------
Comprehensive income..........          $13,258              $1,391            $24,864                 $582
                                     ============        ============        ============        =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS AND UNAUDITED)

                                                                   THE
                                                             PREDECESSOR         CONSOLIDATED
                                                                BUSINESS            COMPANY
                                                                --------            -------
                                                                  SIX                  SIX
                                                                  MONTHS              MONTHS
                                                                   ENDED               ENDED
                                                              JUNE 30, 1998        JUNE 30, 1999
                                                              -------------        -------------
Cash flows from operating activities:
   Net income                                             $      24,698           $       460

   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation....................................             4,235                 6,220
     Amortization of debt issuance costs..............               --                   760
     Amortization of goodwill and other intangibles...               --                 5,690
     Amortization of bond discount....................               --                    87
     Deferred income tax credit.......................             (417)                   --
     Loss on early extinguishment of debt.............               --                 3,616
     Alloy usage......................................               --                 1,142
     Changes in assets and liabilities:
      Trade receivables, net..........................           (5,739)               (6,138)
      Inventories.....................................           (1,992)               (3,394)
      Other assets....................................             (154)                 (585)
      Trade accounts payable..........................            4,031                (1,465)
      Accrued liabilities.............................              932                 4,651
      Pension and post-retirement.....................               --                 1,898
                                                             -----------          ------------
Net cash provided by operating activities............            25,594                12,942
                                                             -----------          ------------
Cash flows from investing activities:
   Additions to property, plant and equipment........           (14,978)               (3,241)
                                                             -----------          ------------
      Net cash used in investing activities                     (14,978)               (3,241)
                                                             -----------          ------------
Cash flows from financing activities:
   Proceeds from payment on revolving loan...........                --               (15,000)
   Proceeds from bridge facility.....................                --              (150,000)
   Payments on capital lease ........................                --                   (50)
   Proceeds from senior notes........................                --               147,000
   Payments on term loans............................                --               (11,375)
   Distribution to Owens Corning.....................                --                (1,587)
   Net transfers to Owens Corning....................           (10,616)                   --
   Due to Owens Corning..............................                --                38,044
   Payment of financing costs........................                --                (5,442)
                                                             -----------          ------------
     Net cash used in financing activities                      (10,616)                1,590
                                                             -----------          ------------
   Effect of exchange rate on cash...................                --                     3
                                                             -----------          ------------
   Net increase in cash..............................                --                11,294
    Cash, beginning of period........................                --                12,779
                                                             -----------          ------------
   Cash, end of period...............................         $      --           $    24,073
                                                             ===========          ============
Interest paid........................................         $      --           $     4,683
                                                             ===========          ============
   Non-cash financing/investing activities:
     Additions to property, plant and equipment
       included in accounts payable..................         $      --           $       932
                                                             ===========          ============
     Accrual of deferred distribution ...............         $      --           $     1,611
                                                             ===========          ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         Advanced Glassfiber Yarns LLC (the "Consolidated Company") is a Delaware limited liability company initially formed by Owens Corning to own and operate Owens Corning's glass yarns and specialty materials business (the "Predecessor Business"). On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of the Predecessor Business to the Consolidated Company. On September 30, 1998, Owens Corning sold a 51% interest in Advanced Glassfiber Yarns to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49% interest. Accordingly, the historical financial information for the three and six months ended June 30, 1998 is based upon the historical financial information of the business as it was operated by Owens Corning.

         AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or condensed consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

         We have prepared the accompanying unaudited interim consolidated condensed financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading. The historical financial statements of the Predecessor Business were derived from the historical financial statements of Owens Corning.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 1998 on file with the SEC in our Registration Statement on Form S-4 (SEC File No. 333-72305) that was declared effective on June 21, 1999.

2.   INVENTORIES

         Inventories consist of the following (in thousands):

                                                    DECEMBER 31,       JUNE 30,
                                                       1998             1999
                                                       ----             ----
                                                                    (UNAUDITED)
                  Finished goods                     $  19,491        $ 21,697
                  Materials and supplies                 5,200           6,399
                                                    ----------       ---------
                                                     $  24,691        $ 28,096
                                                     =========        ========

3.   ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                    DECEMBER 31,       JUNE 30,
                                                       1998             1999
                                                       ----             ----
                                                                    (UNAUDITED)
          Vacation                                     $ 3,180        $  3,655
          Accrued interest                                  --           6,731
          Real and personal property taxes               3,030           2,551
          Incentive compensation and profit sharing      2,535             935
          Other                                          3,038           2,564
                                                      ----------      ----------
                                                      $ 11,783        $ 16,436
                                                      ========        ========

4.   DEBT

         Debt consists of the following (in thousands):

                                                    DECEMBER 31,       JUNE 30,
                                                       1998             1999
                                                       ----             ----
                                                                    (UNAUDITED)
          Revolving credit facility                   $  15,000        $    --
          Term Loan A                                   112,125        106,375
          Term Loan B                                   124,688        119,063
          Senior subordinated credit facility           150,000             --
          Capital lease obligation                          385            335
          Exchange notes, net of amortized
               discount                                                147,087
                                                      ------------    ---------
                                                        402,198        372,860
          Less current portion                           14,297         17,176
                                                      ------------    ---------
                                                      $ 387,901      $ 355,684
                                                      =========      =========

         On June 30, 1999, we paid off $5.0 million of the principal amount of one of the term loans prior to its scheduled payment. In addition, we terminated the portion of the interest rate swap agreement related to this principal repayment and recorded a gain of $0.3 million. Such gain was netted against interest expense in the accompanying financial statements.

5.   OTHER TRANSACTIONS

         On January 21, 1999, we issued $150.0 million of 9 7/8% Senior Subordinated Notes due 2009 ($147.0 million net of discount). Interest is payable semiannually beginning in July 1999. Net proceeds of approximately $141.9 million plus additional borrowings under our revolving credit facility were used to repay $150.0 million outstanding under our senior subordinated credit facility. In addition, debt issuance costs of $3.6 million associated with the termination of our senior subordinated credit facility were written off in the first quarter of 1999, and are classified as extraordinary charges.

         On June 21, 1999, the SEC declared effective our Registration Statement on Form S-4 relating to our offering of $150.0 million of 9 7/8% Series B Senior Subordinated Notes due 2009. These notes were issued on July 23, 1999 in exchange for our 9 7/8% Senior Subordinated Notes due 2009 that were privately issued on January 21, 1999. These new notes are substantially identical to the old notes that we issued on January 21, 1999, except for the elimination of transfer restrictions, registration rights and liquidated damages provisions relating to the old notes.

         During the six months ended June 30, 1999, selling, general and administrative expenses and relocation costs included approximately $1.4 million in nonrecurring consulting expenses and relocation costs. During this same period, we recorded a distribution to our members of $3.2 million. As a result, at June 30, 1999, the balance sheet reflects a deferred distribution of $1.6 million to Porcher Industries.

         On June 8, 1999, we formed AGY Europe, SARL, a wholly owned subsidiary located in Lyon, France. This subsidiary provides administrative and managerial support for our European operations.

6. SEGMENT INFORMATION

         We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. The following geographic information represents our net sales based on product shipment location (in millions):

                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    JUNE 30,                          JUNE 30,
                         ----------------------------     -----------------------------
                              THE                              THE
                          PREDECESSOR    CONSOLIDATED      PREDECESSOR    CONSOLIDATED
                            BUSINESS       COMPANY           BUSINESS       COMPANY
                              1998          1999              1998            1999
                             ------        ------           -------          -------
Net sales:
     North America           $ 49.2        $ 44.3           $ 101.8          $  89.2
     Europe                  $ 15.3        $ 13.9           $  33.1          $  29.8
     Asia                    $  3.1        $  3.0           $   5.5          $   4.2
     Latin America           $  0.1        $  0.4           $   0.2          $   0.4
                             ------        ------           -------          -------
     Total                   $ 67.7        $ 61.6           $ 140.6          $ 123.6
                             ======        ======           =======          =======


Sales by product category are as follows (in millions):

                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                    JUNE 30,                          JUNE 30,
                         ----------------------------     -----------------------------
                              THE                              THE
                          PREDECESSOR    CONSOLIDATED      PREDECESSOR    CONSOLIDATED
                            BUSINESS       COMPANY           BUSINESS       COMPANY
                              1998          1999              1998            1999
                             ------        ------           -------          -------
Net sales:
     Heavy Yarns             $ 51.9        $ 44.3          $ 105.7           $  89.8
     Fine Yarns              $ 15.8        $ 17.3          $  34.9           $  33.8
                             ------        ------          -------           -------
     Total                   $ 67.7        $ 61.6          $ 140.6           $ 123.6
                             ======        ======          =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward- looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Disclosure Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

         You should read the following discussion and analysis in conjunction with the accompanying consolidated condensed financial statements and related notes, and with our audited consolidated financial statements as of the year ended December 31, 1998 set forth in our Registration Statement.

OVERVIEW

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:
o heavy yarns, which accounted respectively for 75% and 73% of our first half year 1998 and 1999 net sales; and
o fine yarns, which accounted respectively for 25% and 27% of our first half year 1998 and 1999 net sales;

         We believe that we are the world's largest producer of fine yarns, and the world's second largest producer of heavy yarns. Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

RESULTS OF OPERATIONS

         The following table summarizes our historical results of operations and historical results of operations as a percentage of sales:

                               THREE MONTHS ENDED      THREE MONTHS ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                                  JUNE 30, 1998          JUNE 30, 1999         JUNE 30, 1998         JUNE 30, 1999
                                  -------------          -------------         -------------         -------------
                                                                   (DOLLARS IN MILLIONS AND UNAUDITED)
Net sales....................      $67.7    100.0%         $61.6    100.0%      $140.6   100.0%     $123.6  100.0 %
Cost of sales................       43.3     64.0           44.5     72.2         91.4    65.0        86.5   70.0
                                 --------   ------        -------   ------      ------   ------     ------  -------
Gross profit.................       24.4     36.0           17.1     27.8         49.2    35.0        37.1   30.0
Selling, general and
    administrative expenses..        3.8      5.6            4.7      7.6          7.7     5.5         9.7    7.9
Amortization.................        -         -             2.8      4.6          -       -           5.7    4.6
Restructuring costs..........        -         -             -        -            2.0     1.4
                                 --------   ------        -------   ------      ------   ------     ------  -------
Income from operations.......      $20.6     30.4%         $ 9.6     15.6%      $ 39.5    28.1%     $ 21.7   17.5%
                                 ========   ======        =======   ======      =======  ======     ======  =======

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales decreased $6.1 million, or 9.0%, to $61.6 million in the three months ended June 30, 1999 from $67.7 million in the three months ended June 30, 1998. This decrease was due primarily to decreased demand for heavy yarns used in rigid printed circuit boards as well as reduced sales in the construction industries. The decrease was partially offset by increased sales for industrial and specialty applications. Our sales in Europe in the second quarter of 1999 were also adversely affected by depreciation of European currencies compared to the first quarter of 1998.

         GROSS PROFIT. Gross profit margins decreased from 36.0% for the three months ended June 30, 1998 to 27.8% for the three months ended June 30, 1999. This decrease is attributable to price pressure on the electrical market and to the weakening of European currencies. Additionally, fabrication costs increased due to the supply agreement with Owens Corning in effect during 1999 and depreciation costs increased compared to the comparable period in 1998 due to the step-up of fixed assets associated with the purchase by Porcher Industries of a 51% interest in Advanced Glassfiber Yarns. These changes have been partially offset by a more favorable higher margin product mix as well as a decrease in labor costs resulting from a personnel reduction at our Huntingdon and Aiken facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to 7.6% from 5.6% of net sales for the three months ended June 30, 1999 and 1998, respectively. This was primarily due to the establishment of independent operational, management and information system controls in connection with the formation transactions and a decrease in sales.

         INCOME FROM OPERATIONS. As a result of the aforementioned factors and amortization of goodwill of $2.8 million, income from operations decreased $11.0 million to $9.6 million, or 15.6% of net sales, for the three months ended June 30, 1999, from $20.6 million, or 30.4% of net sales, for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         NET SALES. Net sales decreased $17.0 million, or 12.1%, to $123.6 million in the six months ended June 30, 1999 from $140.6 million in the six months ended June 30, 1998. This decrease was due primarily to decreased demand for heavy yarns used in rigid printed circuit boards as well as reduced sales in the construction industries. The decrease was partially offset by increased sales for industrial and specialty applications.

         GROSS PROFIT. Gross profit margins decreased from 35.0% for the six months ended June 30, 1998 to 30.0% for the six months ended June 30, 1999. This decrease is attributable to price pressure on the electrical market. Additionally, fabrication costs increased due to the supply agreement with Owens Corning in effect during 1999 and depreciation costs increased compared to the comparable period in 1998 due to the step-up of fixed assets associated with the purchase by Porcher Industries of a 51% interest in Advanced Glassfiber Yarns. These changes have been partially offset by a more favorable higher margin product mix as well as a decrease in labor costs resulting from a personnel reduction at our Huntingdon and Aiken facilities.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to 7.9% from 5.5% of net sales for the six months ended June 30, 1999 and 1998, respectively. This was primarily due to the establishment of independent operational, management and information system controls in connection with the formation transactions and a decrease in sales.

         INCOME FROM OPERATIONS. As a result of the aforementioned factors and amortization of goodwill of $5.7 million, income from operations decreased $17.8 million to $21.7 million, or 17.5% of net sales, for the six months ended June 30, 1999, from $39.5 million, or 28.1% of net sales, for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity were cash flows from operations. Since the consummation of the formation transactions, our primary sources of liquidity have been cash flows from operations and borrowings under the senior credit facility. Our principal uses of liquidity are to fund operations, service debt, including interest payments, and finance our planned capital expenditures, including the purchase of new management information systems for our headquarters at the Aiken facility.

         For the six months ended June 30, 1999, net cash provided by operating activities decreased $12.7 million from $25.6 million for 1998 to $12.9 million for 1999. The decrease was primarily attributable to a reduction of net income, before extraordinary item and depreciation and amortization of $12.1 million, a decrease in accounts payable of $5.5 million, an increase in inventory of $1.4 million and an increase in accounts receivable of $0.4 million, offset by an increase in accrued liabilities of $3.7 million and an increase in pension and post-retirement liability of $1.9 million.

         In connection with the formation transactions, we entered into a senior credit facility, which provides for:

         o a six-year revolver in an aggregate principal amount of up to $75.0 million, which includes a $10.0 million swing line sub-facility and a $30.0 million letter of credit sub-facility;

         o a seven-year term loan in an aggregate principal amount of $125.0 million; and

         o a six-year term loan in an aggregate principal amount of $115.0 million.

First Union National Bank serves as agent under the senior credit facility. The senior credit facility is collateralized by a first priority lien on substantially all of our properties and assets and by a pledge of Porcher Industries' interest in Advanced Glassfiber Yarns. As of June 30, 1999, $225.4 million was outstanding under the senior credit facility and we had availability thereunder equal to approximately $74.5 million.

         On January 21, 1999, we privately issued $150.0 million of 9 7/8% Senior Subordinated Notes due 2009. Our net proceeds from the sale of these notes were approximately $141.9 million, after deducting the initial purchasers' discount and expenses of the offering. We used the net proceeds from the offering, together with additional borrowings under our senior credit facility, to repay all debt outstanding under a $150.0 million senior subordinated credit facility, which was incurred on September 30, 1998 in connection with the formation transactions. On July 23, 1999, we exchanged the notes for substantially identical new notes that have been registered under the Securities Act of 1933. Interest expense on an as adjusted pro forma basis, after giving effect to the formation transactions, the sale of the notes and the subsequent exchange of the notes, was $38.7 million for 1998 and $18.3 million for the six months ended June 30, 1999. We expect to fund the interest payments on the notes with operating cash flows.

         We have historically financed our capital expenditures through cash flow from operations. Capital expenditures, including capital leases, were $4.2 million for the six months ended June 30, 1999. We expect to make annual capital expenditures aggregating approximately $18.0 million in 1999. We anticipate that capital expenditures incurred in 1999 will be made for routine maintenance and rebuilds of glass melting furnaces and other equipment upgrades used in our operations. We also intend to spend approximately $3.3 million for our new year 2000 compliant management information systems in 1999. In addition, we are currently exploring the feasibility of constructing a new melter at our Aiken facility. In the event that we construct this melter, we believe the overall costs would be approximately $49.0 million; however, in connection with the construction of the melter, we believe we would reduce expenses associated with the rebuild of furnaces by approximately $12.0 million. We cannot assure you that such a new melter will be constructed or, if constructed, that the projected cost of construction or the associated reduction of expenses will prove to be accurate.

         Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flows from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs, including the possible construction of a new melter at our Aiken facility and the payment of tax distributions.

YEAR 2000

         STATE OF READINESS. At the beginning of 1998, the management of our information systems and research and development groups began to assess the year 2000 issue. These persons have developed and are currently implementing a comprehensive year 2000 compliance program to make our IT and non-IT assets year 2000 compliant. Our IT assets are primarily used in the delivery of our products and services, and are also used in our internal operations, such as billing and accounting. Our non-IT assets are primarily micro-processor based process control systems used in the manufacture of our products.

         Our year 2000 compliance program consists of the following phases:

o        Phase One-Assessment
         ---------------------
         Establish year 2000 program team. Identify core business areas, processes and systems and determine their ability to operate properly when post-1999 dates are introduced.

o        Phase Two-Develop Remediation Plan
         -----------------------------------
         Identify appropriate remedial action or system replacement for each identified system that is not year 2000 compliant.

o        Phase Three-Develop Implementation Plans and Contingency Plans; Testing
         -----------------------------------------------------------------------
         Develop implementation plans for remedial actions or systems replacements and develop contingency plans to handle data exchange and bad data. Identify and secure necessary resources. Test and verify upgraded, converted or replacement systems.

o        Phase Four-Implementation
         --------------------------
         Perform remedial actions and systems replacements.

         The following table summarizes our progress to date under our year 2000 compliance program:

                                         IT                                                 NON-IT
                      -------------------------------------------       ----------------------------------------------
Phase One             Completed November 30, 1998.                       Completed November 30, 1998.

Phase Two             Completed  November 30, 1998. Identified           Completed  November 30, 1998. Identified 2
                      systems to be replaced: financial and order        of 17 process control systems to be replaced
                      entry/planning systems. We also need  to           with the rest to be upgraded.
                      replace some of these systems to complete
                      our separation from Owens Corning's
                      computer systems.

Phase Three           Substantially completed. Estimated                 Substantially completed. Estimated
                      completion is September 30, 1999.                  completion is October 31, 1999.

Phase Four            In progress and approximately 70%                  In progress and approximately 50% complete.
                      complete. Estimated completion is                  Estimated completion is October 31, 1999.
                      September 30, 1999.

                      Financial system replacement was completed         Work on replacement of our two process
                      March 1, 1999.                                     control systems has begun and is targeted to
                                                                         be completed by October 31, 1999.
                      Order entry/planning systems are being
                      implemented with work targeted to
                      be completed by September 1, 1999.

         During the second phase of the year 2000 compliance program, we identified several key IT and non-IT systems that need to be replaced in order to become year 2000 compliant. The IT systems to be replaced include all financial and order entry/planning systems and the non-IT systems to be replaced include various process control systems. Replacement of our financial and order entry/planning systems is also necessary to complete the separation from Owens Corning's computer systems. Of the 17 process control systems that were evaluated, two were identified as having compliance issues sufficient to warrant total system replacement. We have begun implementation and internal testing of these replacement systems and are targeting completion by October 31, 1999. The systems that will not be replaced will be upgraded to become year 2000 compliant on the same schedule as the system replacements. Upgrading these systems generally requires less resources than total system replacement. As replacement of some of our systems was contemplated with our separation from Owens Corning, we have deferred no material IT projects due to our year 2000 efforts.

         In addition to internal systems, we are dependent on external suppliers, including Owens Corning, for the delivery of raw materials, energy and supplies. We have contacted approximately 200 of our top external suppliers, who represent approximately 90% of our total purchases, to evaluate their year 2000 compliance plans and state of readiness and determine whether a year 2000-related event will impede the ability of our suppliers to continue to provide us goods and services. Approximately 85% of these suppliers have responded that they are or expect to be year 2000 compliant. Although we have not received responses from 15% of our suppliers and will follow-up with them by the third quarter of 1999, we believe that even if non-responsive suppliers experience business disruption due to year 2000 it will not have a material effect on our business operations. We believe that our key suppliers are sufficiently aware of year 2000 issues and are taking actions to remediate any problems. However, we cannot assure you that our key suppliers will not suffer a year 2000 business disruption and we have used no independent verification or validation process to evaluate such risks. We could suffer business disruptions and loss of revenue if our material suppliers fail to supply goods and services necessary for our operations.

      Of our top ten customers, who represent approximately 68% of our sales as of June 30, 1999, our two largest customers and two others have inquired of our year 2000 state of readiness and we have responded to these inquiries. Other than in connection with our relationship with Owens Corning, we have taken no steps to determine the year 2000 readiness status of our customers. If a sufficient number of our material customers were unable to receive or take delivery of our products due to year 2000 problems, we would suffer business disruptions and loss of revenue.

         COSTS TO ADDRESS THE YEAR 2000 ISSUE. As of June 30, 1999, we had spent approximately $1.8 million in software and external consulting costs to address the year 2000 issue. We estimate that our year 2000 compliance program, including the cost of new hardware and software for new systems, will cost approximately $3.3 million, including the cost to establish and test the independent replacement computer systems discussed above, excluding the cost of internal personnel. We expect to spend an estimated $1.1 million in the third quarter of 1999 and approximately $0.4 million in the fourth quarter of 1999. Approximately 10% of the total projected costs are projected to be spent on systems repair and modification and 90% on the referenced system replacements. We expect to capitalize approximately $1.7 million of these costs and we intend to fund these costs from cash flow from operations.

      RISKS PRESENTED BY THE YEAR 2000 ISSUE. We believe that we have identified all material year 2000 issues and implemented a plan to address these issues prior to any impact on business operations. However, failure to complete remediation and replacement programs as scheduled could impact our ability to properly manufacture goods and conduct normal business operations, which may result in potential liability for failure to deliver product or other harm. If this were to occur, we could experience a material adverse impact on our financial condition and results of operations. Likewise, failure of key suppliers or customers to achieve compliance could adversely impact our ability to manufacture, distribute and sell products.

      CONTINGENCY PLANS. In the event that all of our systems are not made compliant prior to the need to handle year 2000 dates, we have considered alternatives to continue normal business operations. We anticipate that process control systems that do not handle year 2000 dates properly can continue to operate with some limitation in functions. These systems will be tested to demonstrate this capability. With regard to information technology systems that are critical to business operations, we believe that our remediation and replacement program will sufficiently address year 2000 issues. However, we will continue to evaluate our progress and create additional contingency plans as necessary.

      The estimates and conclusions related to our year 2000 compliance program contain forward-looking statements and are based on management's best estimates of future events. Risks to completing the year 2000 compliance program include the availability of resources, our ability to discover and correct the potential year 2000 specific problems that could have a serious impact on specific systems, equipment or facilities and the ability of suppliers and vendors and other third parties to make their systems year 2000 compliant. Various of our disclosures and announcements concerning year 2000 programs are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act.

INTRODUCTION OF THE SINGLE EUROPEAN CURRENCY

      On January 1, 1999, eleven member states of the European Union-Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain-introduced the Euro as a common legal currency among those states for "paperless" transactions, pending the substitution of Euro banknotes and coins for the national currencies of the participating member states. As of that date, fixed exchange rates were introduced. It is anticipated that by July 1, 2002, the Euro will be the official legal tender for the participating member states and that the national currencies of those member states will be withdrawn from circulation.

         The introduction of the Euro has necessitated only minor changes in our information technology and other systems in order to accommodate the use of the Euro in corporate transactions and in financial reporting. Costs incurred in connection with the conversion have been immaterial.

      Our management is informally reviewing the various ways in which the introduction of the Euro will affect our business and competitive position. We expect that the introduction of the Euro will result in greater market efficiency and will foster a more competitive economic environment within and among the participating member states. This is largely a function of the fact that the pricing of products and services will be more transparent through the use of a single common currency within the participating member states. While we do not believe the Euro conversion will materially affect our operations, particularly with respect to our sales in the participating member states, there can be no assurance whether and to what extent the introduction of the Euro will affect our business, financial condition and results of operations, or whether we will be able to realize any strategic or operational benefits from the introduction of the Euro.

      We intend to continue exploring various strategic and operational measures with respect to the introduction of the Euro with a view to enhancing our overall financial position, operating results and market position. These strategic and operational options will be shaped to some extent by both European and national rules and regulations regarding the particular measures required to complete the transition to the Euro as the legal currency of the participating member states.

RECENTLY ISSUED ACCOUNTING STANDARDS

      On June 9, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FAS 133," which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We anticipate that, due to our limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on our results of operations or financial position.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         o our significant level of indebtedness and limitations on our ability to incur additional debt;
         o our dependence upon Owens Corning to provide us with many materials and services;
         o  the risk of conflicts of interest with our equity holders;
         o  a downturn in the electronics industry and the movement of electronics industry production outside of North America;
         o  our concentrated customer base and the nature of our markets;
         o  a disruption of production at one of our facilities;
         o  foreign currency fluctuations;
         o an easing of import restrictions and duties with respect to glass fabrics;
         o failure by us or our suppliers or customers to address successfully year 2000 issues;
         o  labor strikes or stoppages;
         o our ability to comply with environmental and safety and health laws and requirements; and
         o  changes in economic conditions generally.

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our Registration Statement on Form S-4 (SEC File No. 333-72305) with respect to our 9 7/8% Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

         Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We hold no financial instruments for trading or speculative purposes.

         We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time we enter into interest rate swap agreements in order to mitigate our interest rate risk with respect to indebtedness outstanding under the senior credit facility.

         We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At June 30, 1999, we had two interest rate swap agreements effective through September 30, 2003 and 2005 on an initial notional amount of $235 million, equal to the original borrowings under Term Loans A and B under our senior credit facility. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on the Term Loan A and 5.04% on the Term Loan B with an aggregate on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. This swap effectively changed our payment of interest on an average of $240 million of variable rate debt for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At June 30, 1999, we would have received approximately $10.4 million to terminate the agreements. A 1% decrease in LIBOR would decrease the amount received by approximately $7.8 million. The fair value is based on dealer quotes, considering current interest rates.

         In addition, we are exposed to losses in the event of nonperformance by the counterparties under the interest rate swap agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparts were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our senior credit facility, even if the rate was in excess of the rates in the interest rate swap agreements.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (A) EXHIBITS

           27   Financial Data Schedule

       (B) REPORTS ON FORM 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ADVANCED GLASSFIBER YARNS LLC


                                         /s/  Catherine Cuisson
                                         ----------------------
                                         Catherine Cuisson
                                         Chief Financial Officer
                                         (Principal Accounting Officer)

Date August 16, 1999

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AGY CAPITAL CORP.


                                /s/  Catherine Cuisson
                                ----------------------
                                Catherine Cuisson
                                Chief Financial Officer
                                (Principal Accounting Officer)

Date August 16, 1999