Form 10-Q
period 1999-09-30
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 1999-11-15
CIK 1078420, 1078392

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                           ---------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

         As of November 15, 1999, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                TABLE OF CONTENTS



Part I.       FINANCIAL INFORMATION (unaudited)...............................................................    3
Item 1.       Condensed Consolidated Financial Statements.....................................................    3
              Condensed Consolidated Balance Sheets...........................................................    3
              Condensed Consolidated Statements of Operations.................................................    4
              Condensed Consolidated Statements of Comprehensive Income.......................................    5
              Condensed Consolidated Statements of Cash Flows.................................................    6
              Notes to Condensed Consolidated Financial Statements............................................    8
Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................   11
              Overview........................................................................................   11
              Results of Operations...........................................................................   12
              Liquidity and Capital Resources.................................................................   13
              Year 2000.......................................................................................   15
              Introduction of the Single European Currency....................................................   18
              Recently Issued Accounting Standard.............................................................   19
              Disclosure Regarding Forward-Looking Statements.................................................   19
Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................   20

Part II.      OTHER INFORMATION...............................................................................   22
Item 6.       Exhibits and Reports on Form 8-K................................................................   22


                         PART I - FINANCIAL INFORMATION

      ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          ADVANCED GLASSFIBER YARNS LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                CONSOLIDATED         CONSOLIDATED
                                                                                   COMPANY              COMPANY
                                                                              DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                                                              -----------------   ------------------
                                                                                                     (UNAUDITED)

                                   ASSETS
Current assets:
   Cash...................................................................      $   12,779          $    12,385
   Trade receivables, net.................................................          32,657               39,283
   Inventories............................................................          24,691               29,053
   Other current assets...................................................             217                  757
                                                                                -------------       --------------
     Total current assets.................................................          70,344               81,478
Property, plant and equipment, net........................................         152,364              153,819
Intangible assets.........................................................         242,148              234,909
Other assets..............................................................             613                  383
                                                                                -------------       --------------
     Total assets.........................................................      $  465,469            $  470,589
                                                                                =============       ==============
                     LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
   Current portion of long-term debt......................................      $   14,297          $    18,539
   Accounts payable.......................................................           9,716               23,863
   Accrued liabilities....................................................          11,783               12,945
   Due to Owens Corning...................................................           2,487               21,643
                                                                                -------------       --------------
     Total current liabilities............................................          38,283               76,990
                                                                                -------------       --------------
Pension and other current employee benefit plans..........................          18,000               20,847
Long-term debt, less current portion......................................         387,901              351,172
Deferred distribution.....................................................              --                1,611
                                                                                -------------       --------------
     Total liabilities....................................................         444,184              450,620
Members' interest.........................................................          21,285               19,969
                                                                                -------------       --------------
     Total liabilities and members' interest..............................      $  465,469           $  470,589
                                                                                =============       ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                            THE PREDECESSOR    CONSOLIDATED    THE PREDECESSOR       CONSOLIDATED
                                               BUSINESS           COMPANY         BUSINESS             COMPANY
                                             -------------      -------------   -------------       -------------
                                             THREE MONTHS       THREE MONTHS     NINE MONTHS         NINE MONTHS
                                                ENDED              ENDED            ENDED               ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,       SEPTEMBER 30,
                                                 1998               1999            1998                1999
                                             -------------      -------------   -------------       -------------
                                              (UNAUDITED)        (UNAUDITED)                         (UNAUDITED)

Net sales................................      $ 64,612           $ 63,620        $205,248            $187,207
Cost of sales............................        43,394             46,478         134,820             132,948
                                             -------------      -------------   -------------       -------------
  Gross margin...........................        21,218             17,142          70,428              54,259

Selling, general and administrative
  expenses...............................         3,829              4,453          11,487              14,155
Amortization.............................          ----              2,858             ---               8,548
Restructuring costs......................          ----               ----           2,034                ----
                                             -------------      -------------   -------------       -------------
  Income from operations                         17,389              9,831          56,907              31,556
Interest expense.........................          ----              9,155            ----              27,303
Other income.............................          (922)              (628)         (2,328)             (1,128)
                                             -------------      -------------   -------------       -------------
  Income before provision for income
     taxes and extraordinary item........         18,311             1,304          59,235               5,381
Provision for income taxes...............           ----              ----          16,226                ----
                                             -------------      -------------   -------------       -------------
Income before extraordinary item.........         18,311             1,304          43,009               5,381
Extraordinary item, loss on early
  extinguishment of debt.................           ----              ----            ----               3,616
                                             -------------      -------------   -------------       -------------
Net income...............................      $  18,311          $  1,304        $ 43,009            $  1,765
                                             =============      =============   =============       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)


                                            THE PREDECESSOR     CONSOLIDATED   THE PREDECESSOR      CONSOLIDATED
                                               BUSINESS           COMPANY         BUSINESS            COMPANY
                                             -------------      -------------   -------------       -------------
                                             THREE MONTHS       THREE MONTHS     NINE MONTHS         NINE MONTHS
                                                ENDED              ENDED            ENDED               ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,   SEPTEMBER 30,       SEPTEMBER 30,
                                                 1998               1999            1998                1999
                                             -------------      -------------   -------------       -------------
                                              (UNAUDITED)        (UNAUDITED)                         (UNAUDITED)

Net income...............................      $ 18,311           $  1,304        $ 43,009            $  1,765
Other comprehensive income:
  Foreign currency translation...........           373                 (4)            539                 117
                                             -------------      -------------   -------------       -------------
Comprehensive income.....................      $ 18,684           $  1,300        $ 43,548            $  1,882
                                             =============      =============   =============       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               THE PREDECESSOR      CONSOLIDATED
                                                                                  BUSINESS             COMPANY
                                                                                -------------       -------------
                                                                                 NINE MONTHS         NINE MONTHS
                                                                                    ENDED               ENDED
                                                                                SEPTEMBER 30,       SEPTEMBER 30,
                                                                                    1998                1999
                                                                                -------------       -------------
                                                                                                     (UNAUDITED)

Cash flows from operating activities:
   Net income.............................................................        $ 43,009             $  1,765
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.........................................................           6,394                9,279
     Amortization of debt issuance costs..................................            ----                1,262
     Amortization of goodwill and other intangibles.......................            ----                8,548
     Amortization of bond discount........................................            ----                  134
     Deferred income tax credit...........................................            (841)                ----
     Loss on early extinguishment of debt.................................            ----                3,616
     Alloy usage..........................................................           2,499                1,707
     Changes in assets and liabilities:
       Trade receivables, net.............................................         (13,788)              (6,577)
       Inventories........................................................          (3,591)              (4,353)
       Other assets.......................................................            (278)                (318)
       Trade accounts payable.............................................            (468)              10,884
       Accrued liabilities................................................             702                1,160
       Pension and post-retirement........................................           1,912                2,847
       Income taxes payable...............................................          (7,112)                ----
                                                                                -------------       -------------
Net cash provided by operating activities.................................          28,438               29,954
                                                                                -------------       -------------
Cash flows from investing activities:
   Additions to property, plant and equipment.............................         (13,509)              (9,436)
                                                                                -------------       -------------
     Net cash used in investing activities................................         (13,509)              (9,436)
                                                                                -------------       -------------
Cash flows from financing activities:
   Proceeds from (payments on) revolving loan.............................          14,000              (15,000)
   Proceeds from (payments on) bridge facility............................         150,000             (150,000)
   Payments on capital lease..............................................            ----                  (72)
   Proceeds from senior notes.............................................            ----              147,000
   Proceeds from (payments on) term loans.................................         240,000              (14,550)
   Distribution to Porcher Industries.....................................        (203,624)                ----
   Distribution to Owens Corning..........................................        (195,638)              (1,587)
   Contribution from Owens Corning                                                   2,250                 ----
   Net transfers to Owens Corning.........................................         (14,940)                ----
   Due to Owens Corning...................................................             ----              19,137
   Payment of financing costs.............................................          (6,988)              (5,937)
                                                                                -------------       -------------
     Net cash used in financing activities................................         (14,940)             (21,009)
                                                                                -------------       -------------

   Effect of exchange rate on cash........................................              11                   97
                                                                                -------------       -------------
   Net decrease in cash...................................................              --                (394)
   Cash, beginning of period..............................................              --               12,779
                                                                                -------------       -------------
   Cash, end of period....................................................            ----             $ 12,385
                                                                                =============       =============
Interest paid.............................................................            ----             $ 22,797
                                                                                =============       =============
   Non-cash financing/investing activities:
     Non-cash contributions to capital                                             $87,134                 ----
                                                                                =============       =============
     Step-up of assets from sale of 51% interest                                   $67,341                 ----
                                                                                =============       =============
     Additions to property, plant and equipment included in accounts
     payable..............................................................            ----              $ 3,244
                                                                                =============       =============
     Accrual of deferred distribution.....................................            ----              $ 1,611
                                                                                =============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Advanced Glassfiber Yarns LLC (the "Consolidated Company") is a Delaware limited liability company initially formed by Owens Corning to own and operate Owens Corning's glass yarns and specialty materials business (the "Predecessor Business"). On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of the Predecessor Business to the Consolidated Company. On September 30, 1998, Owens Corning sold a 51% interest in Advanced Glassfiber Yarns to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49% interest. Accordingly, the historical financial information for the three and nine months ended September 30, 1998 is based upon the historical financial information of the business as it was operated by Owens Corning.

         AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns, formed solely to facilitate our offering of 9 7/8% Senior Sub-
ordinated  Notes  due  2009.  Separate  financial   statements  or  condensed
consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

         We have prepared the accompanying unaudited interim consolidated condensed financial statements in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading. The historical financial statements of the Predecessor Business were derived from the historical financial statements of Owens Corning.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 1998 on file with the SEC in our Registration Statement on Form S-4 (SEC File No. 333-72305) that was declared effective on June 21, 1999.

2.       INVENTORIES

         Inventories consist of the following (in thousands):

                                                DECEMBER 31,    SEPTEMBER 30,
                                                    1998            1999
                                                    ----            ----
                                                                 (UNAUDITED)

                  Finished goods                  $  19,491       $  22,737
                  Materials and supplies              5,200           6,316
                                                ------------    -------------
                                                  $  24,691       $  29,053
                                                ============    =============

3.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following (in thousands):

                                                DECEMBER 31,    SEPTEMBER 30,
                                                    1998            1999
                                                ------------    -------------
                                                                 (UNAUDITED)
          Vacation                                $  3,180        $  3,728
          Accrued interest                            ----           3,359
          Real and personal property taxes           3,030           2,798
          Incentive compensation and profit
            sharing                                  2,535           1,055
          Other                                      3,038           2,005
                                                ------------    -------------
                                                  $ 11,783        $ 12,945
                                                ============    =============

4.       DEBT

         Debt consists of the following (in thousands):

                                                DECEMBER 31,    SEPTEMBER 30,
                                                    1998            1999
                                                ------------    -------------
                                                                 (UNAUDITED)
          Revolving credit facility               $ 15,000          $   ----
          Term Loan A                              112,125           103,500
          Term Loan B                              124,688           118,763
          Senior subordinated credit facility      150,000              ----
          Capital lease obligation                     385               314
          Exchange notes, net of amortized
             discount                                  ---           147,134
                                                ------------    -------------
                                                   402,198           369,711
          Less current portion                      14,297            18,539
                                                ------------    -------------
                                                 $ 387,901          $351,172
                                                ============    =============

         On June 30, 1999, we paid off $5.0 million of the principal amount of one of the term loans prior to its scheduled payment. In addition, we terminated the portion of the interest rate swap agreement related to this principal repayment and recorded a gain of $0.3 million in the second quarter of 1999. Such gain was netted against interest expense in the accompanying financial statements.

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

         During the nine months ended September 30, 1999, selling, general and administrative expenses and relocation costs included approximately $2.1 million in nonrecurring consulting expenses and relocation costs. During this same period, we recorded a distribution to our members of $3.2 million. As a result, at September 30, 1999, the balance sheet reflects a deferred distribution of $1.6 million to Porcher Industries.

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

6. SEGMENT INFORMATION

         We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. The following geographic information represents our net sales based on product shipment location (in millions):


                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                               -------------                            -------------
                                      THE PREDECESSOR      CONSOLIDATED      THE PREDECESSOR        CONSOLIDATED
                                          BUSINESS            COMPANY            BUSINESS             COMPANY
                                            1998               1999                1998                 1999
                                            ----               ----                ----                 ----
Net sales:
     North America................        $ 47.6             $ 44.2              $ 149.4              $ 133.4
     Europe.......................          13.5               15.4                 46.5                 45.1
     Asia.........................           3.4                3.4                  8.9                  7.7
     Latin America................           0.1                0.6                  0.4                  1.0
                                          ------             ------              -------              -------
     Total .......................        $ 64.6             $ 63.6              $ 205.2              $ 187.2
                                          ======             ======              =======              =======


Sales by product category are as follows (in millions):


                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                -------------                           -------------
                                      THE PREDECESSOR      CONSOLIDATED      THE PREDECESSOR        CONSOLIDATED
                                          BUSINESS            COMPANY            BUSINESS             COMPANY
                                            1998               1999                1998                 1999
                                            ----               ----                ----                 ----
Net sales:
     Heavy Yarns..................        $ 47.9             $ 46.7              $ 153.6              $ 136.5
     Fine Yarns...................          16.7               16.9                 51.6                 50.7
                                          ------             ------              -------              -------
     Total .......................        $ 64.6             $ 63.6              $ 205.2              $ 187.2
                                          ======             ======              =======              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward Looking Statements." You are encouraged to read this section carefully.

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

OVERVIEW

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

o heavy yarns, which accounted for 75% our net sales during the nine months ended September 30, 1998 and 73% of our net sales during the nine months ended September 30, 1999; and
o fine yarns, which accounted for 25% of our net sales during the nine months ended September 30, 1998 and 27% of our net sales during the nine months ended September 30, 1999;

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

RESULTS OF OPERATIONS

         The following table summarizes our historical results of operations and historical results of operations as a percentage of sales:

                                 THREE MONTHS ENDED     THREE MONTHS ENDED     NINE MONTHS ENDED     NINE MONTHS ENDED
                                 SEPTEMBER 30, 1998     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                 ------------------     ------------------     ------------------    ------------------
                                    (UNAUDITED)            (UNAUDITED)                                  (UNAUDITED)
                                                                 (DOLLARS IN MILLIONS)


Net sales....................      $64.6    100.0%         $63.6    100.0%        $205.2   100.0%      $187.2    100.0%
Cost of sales................       43.4     67.2           46.5     73.1          134.8    65.7        132.9     71.0
                                   -----    -----          -----    -----         ------   -----       ------    -----
Gross profit.................       21.2     32.8           17.1     26.9           70.4    34.3         54.3     29.0
Selling, general and
    administrative expenses..        3.8      5.9            4.5      7.1           11.5     5.6         14.2      7.6
Amortization.................       ----     ----            2.8      4.4           ----    ----          8.5      4.5
Restructuring costs.........        ----     ----           ----     ----            2.0     1.0         ----     ----
                                   -----    -----          -----    -----         ------   -----       ------    -----
Income from operations.......      $17.4     26.9%         $ 9.8     15.4%        $ 56.9    27.7%       $31.6     16.9%
                                   =====                   =====                  ======               ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales decreased $1.0 million, or 1.5%, to $63.6 million in the three months ended September 30, 1999 from $64.6 million in the three months ended September 30, 1998. This decrease was due primarily to decreased demand for heavy yarns used in rigid printed circuit boards as well as reduced sales to the construction industry. The decrease was partially offset by increased industrial applications sales, which increased by 27% compared to the comparable period of 1998.

         GROSS PROFIT. Gross profit margins decreased from 32.8% for the three months ended September 30, 1998 to 26.9% for the three months ended September 30, 1999. This decrease is attributable to selling price reductions. Additionally, the terms of the supply agreements with Owens Corning in effect during 1999 resulted in an increase in fabrication costs. These changes have been partially offset by a more favorable higher margin product mix as well as an increase in the selling price of fine yarns effective in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to 7.1% from 5.6% of net sales for the three months ended September 30,

1999 and 1998, respectively. This was primarily due to the establishment of independent operational, management and information system controls in connection with the formation transactions and a decrease in sales. Non-recurring costs associated with our separation from Owens Corning represented 0.7% of net sales for the three months ended September 30, 1999.

         INCOME FROM OPERATIONS. As a result of the aforementioned factors and amortization of goodwill and other intangibles of $2.8 million, income from operations decreased $7.6 million to $9.8 million, or 15.4% of net sales, for the three months ended September 30, 1999, from $17.4 million, or 26.9% of net sales, for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         NET SALES. Net sales decreased $18.0 million, or 8.8% to $187.2 million in the nine months ended September 30, 1999 from $205.2 million in the nine months ended September 30, 1998. This decrease was due primarily to decreased demand for heavy yarns used in rigid printed circuit boards as well as reduced sales to the construction industry. The decrease was partially offset by increased industrial and specialty applications sales, which increased by 12% and 6%, respectively, in the first nine months of 1999 compared to the comparable period in 1998.

         GROSS PROFIT. Gross profit margins decreased from 34.3% for the nine months ended September 30, 1998 to 29.0% for the nine months ended September 30, 1999. This decrease is attributable to selling price reductions in the electrical market and to the weakening of European currencies. Additionally, the terms of the supply agreements with Owens Corning in effect during 1999 resulted in an increase in fabrication costs. On a pro forma basis, reflecting the aforementioned supply agreements, gross profit margins decreased from 31.7% for the nine months ended September 30, 1998 to 29.0% for the nine months ended September 30, 1999. These changes have been partially offset by a more favorable higher margin product mix as well as an increase in the selling price of fine yarns effective in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to 7.6% from 5.6% of net sales for the nine months ended September 30, 1999 and 1998, respectively. This was primarily due to the establishment of independent operational, management and information system controls in connection with the formation transactions and a decrease in sales. Non-recurring costs associated with our separation from Owens Corning represented 1.1% of net sales for the nine months ended September 30, 1999.

         INCOME FROM OPERATIONS. As a result of the aforementioned factors and amortization of goodwill and other intangibles of $8.5 million, income from operations decreased $25.3 million to $31.6 million, or 16.9% of net sales, for the nine months ended September 30, 1999, from $56.9 million, or 27.7% of net sales, for the nine months ended September 30, 1998.

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

         Net cash provided by operating activities increased $1.6 million from $28.4 million for the nine months ended September 30, 1998 to $30.0 million for the nine months ended September 30, 1999. The increase was primarily attributable to a decrease in accounts receivable of $7.2 million, an increase in accounts payable and accrued liabilities of $11.9 million, and a decrease in income taxes payable of $7.1 million offset by a reduction of net income, before extraordinary item and depreciation and amortization of $24.8 million.

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

First Union National Bank serves as agent under the senior credit facility. The senior credit facility is collateralized by a first priority lien on substantially all of our properties and assets and by a pledge of Porcher Industries' interest in Advanced Glassfiber Yarns. As of September 30, 1999, $222.3 million was outstanding under the senior credit facility and we had availability thereunder equal to approximately $74.5 million.

         Our senior credit facility requires us to comply with financial ratios. If we breach any of the covenants in the senior credit facility, or we are unable to comply with the required financial ratios, we may be in default under the senior credit facility and the indenture governing our 9 7/8% Senior Subordinated Notes due 2009. If we default under the senior credit facility, the lenders can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If we use all of our available cash to repay borrowings under the senior credit facility, we may not be able to make payments on our notes. While we currently comply with these financial ratios, and believe that we will continue to do so, we cannot assure you that our business will generate sufficient cash flows from operations to enable us to continue to comply with such ratios in the future.

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

         We have historically financed our capital expenditures through cash flow from operations. Capital expenditures, including capital leases, were $12.6 million for the nine months ended September 30, 1999. We expect to make annual capital expenditures aggregating approximately $17.0 million in 1999. We anticipate that capital expenditures incurred in 1999 will be made for routine maintenance and rebuilds of glass melting furnaces and other equipment upgrades used in our operations. We also intend to spend approximately $3.3 million for our new year 2000 compliant management information systems in 1999. In addition, we are currently exploring the feasibility of constructing a new melter at our Aiken facility.

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

YEAR 2000

         STATE OF READINESS. At the beginning of 1998, the management of our information systems and research and development groups began to assess the year 2000 issue. These persons have developed and implemented a comprehensive year 2000 compliance program to make our IT and non-IT assets year 2000 compliant. Our IT assets are primarily used in the delivery of our products and services, and are also used in our internal operations, such as billing and accounting. Our non-IT assets are primarily micro-processor based process control systems used in the manufacture of our products.

         Our year 2000 compliance program consists of the following phases:

o        Phase One-Assessment
         --------------------
         Establish year 2000 program team. Identify core business areas, processes and systems and determine their ability to operate properly when post-1999 dates are introduced.

o        Phase Two-Develop Remediation Plan
         ----------------------------------
         Identify appropriate remedial action or system replacement for each identified system that is not year 2000 compliant.

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

o        Phase Four-Implementation
         -------------------------
         Perform remedial actions and systems replacements.

         The following table summarizes our progress to date under our year 2000 compliance program:


                                    IT                                                 NON-IT
                 --------------------------------------------       ---------------------------------------------
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

Phase Three      Completed September 30, 1999.                      Completed October 31, 1999.

Phase Four       Completed September 30, 1999.                      Completed October 31, 1999.

                 Financial  system  replacement was completed       Replacement   of  our  two  process   control
                 March 1, 1999.                                     systems was completed October 31, 1999.

                 Order entry/planning systems was completed
                 September 1,1999.

         During the second phase of the year 2000 compliance program, we identified several key IT and non-IT systems that needed to be replaced in order to become year 2000 compliant. The IT systems to be replaced included all financial and order entry/planning systems and the non-IT systems to be replaced included various process control systems. Replacement of our financial and order entry/planning systems was also necessary to complete the separation from Owens Corning's computer systems. Of the 17 process control systems that were evaluated, two were identified as having compliance issues sufficient to warrant total system replacement. Implementation and internal testing of these replacement systems were completed October 31, 1999. The systems that will not be replaced were upgraded to become year 2000 compliant on the same schedule as the system replacements. Upgrading these systems generally required less resources than total system replacement. As replacement of some of our systems was contemplated with our separation from Owens Corning, we have deferred no material IT projects due to our year 2000 efforts.

         In addition to internal systems, we are dependent on external suppliers, including Owens Corning, for the delivery of raw materials, energy and supplies. We have contacted approximately 200 of our top external suppliers, who represent approximately 90% of our total purchases, to evaluate their year 2000 compliance plans and state of readiness and determine whether a year 2000-related event will impede the ability of our suppliers to continue to provide us goods and services. Approximately 87% of these suppliers have responded that they are or expect to be year 2000 compliant. Although we have not received responses from 13% of our suppliers, we believe that even if non-responsive suppliers experience business disruption due to year 2000 it will not have a material effect on our business operations. We believe that our key suppliers are sufficiently aware of year 2000 issues and are taking actions to remediate any problems. However, we cannot assure you that our key suppliers will not suffer a year 2000 business disruption and we have used no independent verification or validation process to evaluate such risks. We could suffer business disruptions and loss of revenue if our material suppliers fail to supply goods and services necessary for our operations.

         Of our top ten customers, who represent approximately 67% of our sales as of September 30, 1999, our two largest customers and two others have inquired of our year 2000 state of readiness and we have responded to these inquiries. Other than in connection with our relationship with Owens Corning, we have taken no steps to determine the year 2000 readiness status of our customers. If a sufficient number of our material customers were unable to receive or take delivery of our products due to year 2000 problems, we would suffer business disruptions and loss of revenue.

         COSTS TO ADDRESS THE YEAR 2000 ISSUE. As of September 30, 1999, we had spent approximately $2.9 million in software and external consulting costs to address the year 2000 issue. We estimate that our year 2000 compliance program, including the cost of new hardware and software for new systems, will cost approximately $3.3 million, including the cost to establish and test the independent replacement computer systems discussed above, excluding the cost of internal personnel. We expect to spend approximately $0.4 million in the fourth quarter of 1999. Approximately 10% of the total projected costs are projected to be spent on systems repair and modification and 90% on the referenced system replacements. We expect to capitalize approximately $1.7 million of these costs and we intend to fund these costs from cash flow from operations.

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

RECENTLY ISSUED ACCOUNTING STANDARD

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

        o our significant level of indebtedness and limitations on our ability to incur additional debt;
        o our dependence upon Owens Corning to provide us with many materials and services;
        o our ability to establish effective and cost-efficient independent operational management and information systems controls as a result of our separation from Owens Corning;
        o   the risk of conflicts of interest with our equity holders;
        o   a downturn in the  electronics  industry  and the  movement of electronics  industry  production outside of North America;
        o   our concentrated customer base and the nature of our markets;
        o   a disruption of production at one of our facilities;
        o   foreign currency fluctuations;
        o an easing of import restrictions and duties with respect to glass fabrics;
        o a failure by us or our suppliers or customers to address success-fully year 2000 issues;
        o   labor strikes or stoppages;

        o our ability to comply with environmental and safety and health laws and requirements; and
        o   changes in economic conditions generally.

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our Registration Statement on Form S-4 (SEC File No. 333-72305) with respect to our 9 7/8 % Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

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

         We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. At September 30, 1999, we had two interest rate swap agreements effective through September 30, 2003 and 2005 on an initial notional amount of $240 million, equal to the original borrowings under Term Loans A and B under our senior credit facility. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on the Term Loan A and 5.04% on the Term Loan B with an aggregate on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. At September 30, 1999, we would have received approximately $11.1 million to terminate the agreements. A 1% decrease in LIBOR would decrease the amount received by approximately $7.3 million. The fair value is based on dealer quotes, considering current interest rates.

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

                                          ADVANCED GLASSFIBER YARNS LLC


                                          /s/ Catherine Cuisson
                                          --------------------------
                                          Catherine Cuisson
                                          Chief Financial Officer
                                         (Principal Accounting Officer)

Dated: November 15, 1999

                                   SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGY CAPITAL CORP.


                                          /s/ Catherine Cuisson
                                          --------------------------
                                          Catherine Cuisson
                                          Chief Financial Officer
                                         (Principal Accounting Officer)

Dated: November 15, 1999