Form 10-K405
period 1999-12-31
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2000-03-30
CIK 1078420, 1078392

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                               ----------------
                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999


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

                       Commission File No. 333-72305-01



                               AGY CAPITAL CORP.
            (Exact name of registrant as specified in its charter)

             DELAWARE                            3229                      57-1072917
  (State of incorporation)           (Primary Standard Industrial       (I.R.S. Employer
                                      Classification Code Number)     Identification No.)


        2558 WAGENER ROAD, AIKEN, SOUTH CAROLINA              29801
  (Address of registrants' principal executive office)     (Zip Code)

                                (803) 643-1501
             (Registrants' telephone number, including area code)


                               ----------------
  Securities registered pursuant to Sections 12(b) or 12(g) of the Act: NONE

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [ ]

     There is no established trading market for the membership interests of Advanced Glassfiber Yarns LLC. As of March 30, 2000, Porcher Industries, S.A. owned a 51% membership interest and Owens Corning owned a 49% membership interest. As of March 30, 2000, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the abbreviated narrative disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS



                                                                                               PAGE
                                                                                              -----
PART I
  Item 1.    Business .....................................................................     3
  Item 2.    Properties ...................................................................     9
  Item 3.    Legal Proceedings ............................................................    10
  Item 4.    Submission of Matters to a Vote of Security Holders ..........................    10
PART II
  Item 5.    Market For Registrants' Common Equity and Related Stockholder Matters ........    11
  Item 6.    Selected Financial Data ......................................................    11
  Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations ...................................................................    13
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ...................    17
  Item 8.    Financial Statements and Supplementary Data ..................................    18
  Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure ...................................................................    18
PART III
  Item 10.   Directors and Executive Officers of the Registrants ..........................    19
  Item 11.   Executive Compensation .......................................................    20
  Item 12.   Security Ownership of Certain Beneficial Owners and Management ...............    20
  Item 13.   Certain Relationships and Related Transactions ...............................    20
PART IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K .............    26
SIGNATURES ..............................................................................      28

                                    PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

  o our significant level of indebtedness and limitations on our ability to incur additional debt;
  o our dependence upon Owens Corning to provide us with many materials and services;
  o our ability to establish effective and cost-efficient independent operational management and information systems controls as a result of our separation from Owens Corning;
  o the risk of conflicts of interest with our equity holders;
  o a downturn in the electronics industry and the movement of electronics industry production outside of North America;
  o our concentrated customer base and the nature of our markets;
  o a disruption of production at one of our facilities;
  o foreign currency fluctuations;
  o an easing of import restrictions and duties with respect to glass fabrics;
  o a failure by us or our suppliers or customers to address successfully year 2000 issues;
  o labor strikes or stoppages;
  o our ability to comply with environmental and safety and health laws and requirements; and
  o changes in economic conditions generally.

     This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Annual Report and in our Registration Statement on Form S-4 (SEC File No. 333-72305) with respect to our 9 7/8% Senior Subordinated Notes due 2009, especially the "Risk Factors" section of the Registration Statement. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

     We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.


ITEM 1. BUSINESS

BACKGROUND

     Advanced Glassfiber Yarns LLC is a Delaware limited liability company initially formed by Owens Corning to own and operate Owens Corning's glass yarns and specialty materials business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of its glass yarns and specialty materials business to us. Thereafter, on September 30, 1998, Owens Corning sold a 51% interest in us to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49% interest. AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009.


     Advanced Glassfiber Yarns LLC is a Delaware limited liability company with headquarters located at 2558 Wagener Road, Aiken South Carolina 29801. Our telephone number is (803) 643-1501.

GENERAL

     We are one of the largest global suppliers of glass yarns. We are one of only two major glass yarns producers with manufacturing facilities in North America and one of only five major glass yarns producers that supply glass yarns globally. Our glass yarns are produced by converting molten glass into thin glass filaments which are then twisted into yarn. Our products fall into two categories based on filament diameter:

     o heavy yarns, which accounted for 73% of our 1999 net sales; and

     o fine yarns, which accounted for 27% of our 1999 net sales.

     Glass yarns, because of their unique physical properties, are a critical material used in a variety of electronic, industrial, construction and specialty applications. Heavy yarns are used in a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Fine yarns are used primarily to construct laminates for multi-layer printed circuit boards, which are integral to virtually all advanced electronic products, including computers, telecommunications equipment, television equipment, automotive equipment and home appliances. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high-strength glass yarn. Specialty materials, which accounted for 11% of our 1999 net sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Fine yarns and specialty materials generally command higher prices and profit margins than non-specialty heavy yarns, primarily due to their value-added characteristics.

     ATTRACTIVE INDUSTRY FUNDAMENTALS -- The glass yarns industry has historically been characterized by a limited number of suppliers, high barriers to entry, a limited number of cost-effective substitutes and high capacity utilization. There are only five major glass yarns producers that supply glass yarns globally. Historically, new entry into the market has been limited due to high barriers of entry, which include technological know-how and significant capital expenditure requirements. In addition, we believe that the industry's capacity utilization generally has been high, which has allowed manufacturers to more efficiently operate their facilities. Our capacity utilization, as measured by use of installed bushings, averaged approximately 89% between 1997 and 1999.

     STABLE CUSTOMER BASE -- We sell our products to over 300 customers worldwide, including every major North American and European weaver and a diverse group of other domestic and international commercial and industrial users of yarns. We maintain long-standing relationships with our major customers by collaborating with them to meet their specific manufacturing requirements and by providing high quality products and strong customer service. In addition, our customer relationships generally are stable due to the limited number of global suppliers of glass yarns and the costs to customers associated with "qualifying" new suppliers. In order to qualify a new supplier, a customer may need to modify its own loom set-ups and fabric specifications and also qualify the new glass yarn supplier with downstream manufacturers and weavers. Furthermore, although glass yarns generally represent a small fraction of an end product's overall manufacturing cost, product defects can be costly for customers. Consequently, customers demand high-quality, reliable yarns from their suppliers and we have established a reputation with our customers for meeting these demands. As a result of these factors, we have maintained strong relationships with each of our top five customers for over 25 years.

     UNIQUE PROPERTIES OF GLASS YARNS -- The characteristics of glass yarns include:

     o high strength-to-weight ratio;

     o dimensional stability;

     o heat resistance;

     o moisture resistance;

     o chemical resistance;

     o electrical resistance; and

     o thermal insulation.

     Although carbon and aramid fibers are stronger than glass yarns, they are significantly more expensive. Other materials, such as steel and wood, are less expensive but lack the physical characteristics of glass yarns. Given the unique combination of physical attributes and relative low cost of glass yarns, we believe few cost-effective substitute products exist.

     DIVERSIFIED END-USE MARKETS -- The characteristics of glass yarn make it the material of choice for a variety of products manufactured in the electronics, industrial, construction and specialty markets. Furthermore, within each of these markets, our products have a variety of applications, including: printed circuit boards, transformers, switch-gear, filtration bags, heat shields, welding curtains, filament tape, insect screening, optical fiber cable, aircraft laminates, wire coatings, gaskets, ignition cables, reinforced concrete, roofing materials, wallcoverings, filtration equipment, sporting goods and armor. We believe that this diversity in end-use applications reduces volatility in overall demand for our products.

     SUPERIOR PRODUCTION TECHNOLOGY AND PRODUCT INNOVATION -- We believe that we are the technological leader in the production of glass yarns due to our strong process engineering and product development capabilities. We pioneered the glass yarns industry with the introduction of "glass cotton" in the 1930s and the introduction of fine yarns in the 1940s, and have continued our innovation with the development of S-2 Glass(R), Zentron(R) and zero twist yarn. We employ 44 technical professionals dedicated to the development of new products, process improvements and product innovations.


BUSINESS STRATEGY

     Our business strategy includes the following key elements:

     EMPHASIZE FINE YARNS AND SPECIALTY MATERIALS -- We will continue our focus on increasing the proportion of our net sales attributable to fine yarns and specialty materials. Sales of fine yarns and specialty materials increased as a proportion of net sales from 26% in 1994 to 38% in 1999. We believe our global leadership in producing fine yarns and specialty materials is a competitive advantage when targeting manufacturers of sophisticated electronics and specialty composites.

     DEVELOP NEW PRODUCTS AND PRODUCT INNOVATIONS -- To maintain our technological leadership position in the glass yarns industry, we conduct an active internal research and development program aimed at developing new and improved products. In addition, we have formed several joint product development programs with our customers such as BGF Industries, a wholly-owned subsidiary of Porcher Industries, and downstream manufacturers. We also have a continuing relationship with Owens Corning pursuant to which we and Owens Corning conduct joint development programs and share in Owens Corning's technology and research and development. We will continue our focus on research and development and our commitment to collaborate with our customers to improve and develop products.

     FOCUS ON OPERATING EFFICIENCY -- We continually seek to improve the quality of our production facilities and our operating systems by utilizing modern production technology. These new technologies have enabled us to increase throughout, product quality and operational flexibility.

     SELECTIVE GEOGRAPHIC EXPANSION -- We believe that we have opportunities to expand our business outside of North America. Approximately 30% of our 1999 net sales were outside of North America, with approximately 25% in Europe, 4% in Asia and less than 1% in other regions. We believe that Asia represents an attractive long-term opportunity for sales of our fine yarns. Some of our customers are expanding their production capabilities in Asia to meet the region's demand for glass fabrics used to manufacture electronic laminates. We anticipate that glass yarns needed for such increased production will be sourced locally. Our strategy is to continue to expand outside North America by co-locating or sharing production facilities with our customers. This would reduce the risks and capital expenditures associated with geographic expansion while strengthening our relationships with these customers.


PRODUCTS

     Our products are produced based on weight and strength specifications developed in close cooperation with customers. Our products fall into two categories based on filament diameter:

   o heavy yarns, with a filament diameter between 7 and 14 microns, which accounted for 73% of our 1999 sales; and

   o fine yarns, with a filament diameter generally up to 7 microns, which accounted for 27% of our 1999 sales.

     HEAVY YARNS -- Heavy yarns are used for a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Currently, prices for heavy yarns, excluding specialty materials, generally range from approximately $2.00 to $4.00 per kilogram. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high strength glass yarn. Specialty materials, which accounted for 11% of our 1999 sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Currently, prices for specialty materials range from approximately $12.00 to $29.00 per kilogram.

     FINE YARNS -- Fine yarns, which require a significant level of technical engineering expertise, generally command higher prices than non-specialty heavy yarns, and are primarily used to construct laminates in multi-layer printed circuit boards. Printed circuit board customers require a material that yields a highly uniform, flat surface. We believe that we are the world's largest producer of fine yarns and that our technological leadership differentiates us from our competitors. Currently, prices for fine yarns range from approximately $4.00 to $13.00 per kilogram.

     The following table sets forth the percentage of net sales attributable to our two major product categories from 1997 to 1999:



                                      YEAR ENDED DECEMBER 31,
                                ------------------------------------
                                   1997         1998         1999
                                ----------   ----------   ----------
  Heavy yarns ...............       76.0%        74.0%        73.0%
  Fine yarns ................       24.0%        26.0%        27.0%
                                   -----        -----        -----
  Total .....................      100.0%       100.0%       100.0%
                                   =====        =====        =====

MARKETING AND SALES

     We primarily sell to glass yarn weavers who weave glass yarn into fabric ultimately used in a wide variety of end-use applications. Our customers include, among others, every major glass weaver in North America and Europe. We have a customer base of over 300 customers. Our top five and top ten customers accounted for 53% and 65% of our 1998 sales, respectively, and 55% and 66% of our 1999 sales, respectively. Our top five customers in 1999 were Porcher Industries (including its affiliates such as BGF Industries), Hexcel-Schwebel, Inc., CS Interglass, JPS Glass Inc. and Mitex/Tasso. Among the different markets in the glass yarns industry, the electronic market is characterized by a few major customers, each with a strong relationship with us but that generally qualify more than one supplier. The industrial and construction markets are characterized by many customers that generally qualify only one supplier. The specialty market is characterized by customers that require highly specialized yarns produced in a cooperative effort with the supplier and, consequently, generally qualify only one supplier.

     We market our products primarily through a direct sales force with offices located in the United States, Europe and Asia. Our North American customers are serviced by five sales personnel and one sales manager, European customers are serviced by three sales personnel and Asian customers are serviced by one sales representative. The marketing and business planning organization consists of one individual who has product line management, pricing, market analysis, competitive intelligence and business responsibility for North and South America, Europe and Asia.

     The following table sets forth the percentage of our net sales by geographic region from 1997 to 1999:



                                        YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                     1997         1998         1999
                                  ----------   ----------   ----------
  North America ...............       71.8%        74.8%        70.5%
  Europe ......................       24.7%        21.2%        25.1%
  Asia ........................        3.5%         3.8%         3.9%
  Others ......................                     0.2%         0.5%
                                                  -----        -----
  Total .......................      100.0%       100.0%       100.0%
                                     =====        =====        =====

MANUFACTURING FACILITIES

     We operate three manufacturing facilities in the United States. The following table sets forth a description of our manufacturing facilities:



                                                                           1999             OWNED
                                                     APPROXIMATE        PRODUCTION            OR
FACILITY                           PRODUCTS          SQUARE FEET     (IN METRIC TONS)       LEASED
--------------------------   --------------------   -------------   ------------------   -----------
Aiken, South Carolina        Heavy and Fine           1,540,000           48,096            Owned
Huntingdon, Pennsylvania     Fine and Specialty         405,000            7,128            Owned
South Hill, Virginia (1)     Heavy and Fine              27,200              120         Leased (2)

--------
(1) The South Hill facility is a co-location facility shared with BGF Industries, at which we and BGF Industries work together closely to coordinate the production of glass yarns for use solely by BGF Industries' operations at that facility. We opened the facility in June 1998 and it became fully operational in 1999. See "Certain Relationships and Related Transactions."
(2) We own all of the equipment located in the South Hill facility, but lease the building from BGF Industries.

     In addition to the facilities that we own or lease, subsidiaries of Owens Corning with facilities in Battice, Belgium, Rio Claro, Brazil, L'Ardoise, France and Guelph, Ontario have historically provided us with specific products, primarily heavy yarns, to serve segments of the European and North American markets. Although these facilities have been retained by Owens Corning, we entered into contracts to purchase specific glass yarns manufactured at these facilities. See "Certain Relationships and Related Transactions."

     We believe our facilities and equipment are suitable and adequate for our business as presently conducted. Substantially all of our properties and assets and the properties and assets of our respective domestic subsidiaries serve as security for our senior credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."


MANUFACTURING PROCESS

     Glass yarns are manufactured by mixing raw material at high temperatures to create molten glass that flows through a bushing to create continuous glass strands. These strands are spooled, and then twisted to create glass fiber yarns. We employ two types of manufacturing processes for glass yarns, "direct melt" and "indirect melt."

     The "direct melt" glass fiber manufacturing process, which is employed at the Aiken facility, begins when finely ground raw materials, including sand, limestone, clay, borates and specialty chemicals, are blended together in a bulk quantity called the "batch." The batch is then fed into a furnace where it is melted at 2,600 degrees Fahrenheit in refractory-lined furnaces. The molten glass flows to numerous, heat-resistant alloy trays called bushings. These bushings have thousands of small, precisely drilled tubular openings through which glass flows and becomes filaments. The hair-like filaments are coated with an aqueous chemical mixture called "sizing," which protects the filaments during processing and handling, including weaving or braiding, and ensures good adhesion of the glass fiber to the resin when manufacturing polymer reinforcements.

     After sizing is applied, filaments are gathered together into strands that go through further processing steps depending on the market into which the fiber will be sold. The filaments are wound onto intermediate packages by high speed winders. In most cases, the strands are unwound from the intermediate packages and are twisted together to form glass fiber yarns that are rewound onto bobbins for sale to customers.

     The Huntingdon facility and the South Hill facility employ a melt process, known as "indirect melt," to manufacture fine glass fiber yarns using glass marbles as the principal raw material. The glass marbles are melted in individual furnaces and pulled through bushings to form filaments. The filaments are sized, wound onto intermediate packages, and twisted in the same manner as in the direct melt process. The advantage of the indirect method is that each bushing has its own melting device. This process, which we pioneered, allows us to add incremental production capacity with more reasonable capital expense and construction time and results in a more consistent product.


RAW MATERIALS AND OTHER SUPPLIES AND SOURCES

     The major raw materials used by us in the production of glass yarns are glass marbles at the Huntingdon and South Hill facilities, and silica and borates at the Aiken facility. We purchase glass marbles from Owens Corning pursuant to an exclusive seven year supply agreement. Silica is readily available and is currently provided to us by a number of local suppliers. We primarily use borates in our production processes at our Aiken facility, which are sourced from a supplier in Turkey that is owned by the Turkish government. Our supply of borates from Turkey is sourced through Owens Corning under a supply agreement which provides that, if there is a limited or reduced supply of borates, Owens Corning will allocate a portion of such supply to us.

     In addition to the raw materials involved in the production of glass yarns, we use specialized capital equipment, such as bushings. Bushings are heat-resistant alloy trays through which molten glass is filtered to produce glass filaments. Our bushings are currently manufactured and periodically reconditioned by Owens Corning. As a part of the formation transactions, Owens Corning agreed to continue providing bushings to us and reconditioning service for the bushings for a period of seven years. See "Certain Relationships and Related Transactions."


COMPETITION

     We believe that the principal competitive factors affecting the glass yarns industry include the quality, performance, product pricing and consistency of products, response to customer requirements and stability of business relationships with customers.

     We are one of only five major producers of glass yarns that supply their products globally. The other global suppliers are PPG, Vetrotex, Nittobo and N.E.G. In addition to the five global suppliers of glass yarns, there are two significant regional manufacturers, Taiwan Glass, a licensee of our technology, and Nan Ya Plastics Corp., a licensee of PPG's technology, each of which operates and has significant sales in Asia. Currently, we and PPG are the only major producers of glass yarns with production facilities in North America. However, Vetrotex has recently built a plant for the production of glass yarns, primarily for the heavy electronics market, in Mexico. We believe that this plant may become operational in mid-2000.


RESEARCH AND DEVELOPMENT

     To maintain our leadership position in the glass yarns industry, we conduct an active research and development program aimed at improving our manufacturing processes and developing new and improved products. Our Science and Technology Group manages the research and development program. We spent $5.9 million, $5.9 million and $7.5 million to fund the Science and Technology Group in 1997, 1998 and 1999, respectively. A portion of the Science and Technology Group dedicates their efforts to the Technical Services Organization ("TSO"). The Aiken and Huntingdon facilities each have a TSO that is organized into technical teams around each major customer category. We also have TSO resources located at the South Hill facility and in Europe. The TSO carries out ongoing process and product improvements, troubleshooting of manufacturing problems, and transfer of newly developed processes and products to manufacturing. The Science and Technology Group also has a project engineering group which is responsible for capital projects. The remaining persons in our Science and Technology group are focused on research and development and are experts in chemistry, product development, process technology, and customer applications. The research and development work is conducted at our Aiken Central Technology Laboratory in Aiken.

     We have numerous United States patents, patent applications and trademarks. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may deter entry by new competitors with respect to some of our product lines. Our policy is to obtain patents on our new products and enforce our patent rights. In connection with the formation transactions, Owens Corning assigned and licensed to us patents, know-how, marks and business information relating to or used in our business. In addition, we entered into a support services agreement with Owens Corning pursuant to which they will cooperate with respect to research and development. See "Certain Relationships and Related Transactions."


EMPLOYEES

     As of December 31, 1999, we had approximately 1,593 full-time employees. As of that date, approximately 1,512 of the employees were engaged in manufacturing and related services. Production, maintenance, warehouse and shipping employees at our Aiken facility are represented by Teamsters Local Union Number 86, an affiliate of the International Brotherhood of Teamsters. The collective bargaining agreement with this union covering our employees at Aiken expires on May 3, 2002. The Union of Needletrades, Industrial and Textile Employees and its local 1034T represent our production, maintenance, warehouse and shipping employees at our Huntingdon facility. The collective bargaining agreement with this union covering our employees at Huntingdon expires on October 31, 2002. Management considers our labor relations to be generally good and anticipates no interruption in operations due to labor-related matters.


ENVIRONMENTAL MATTERS

     Our past and present operations, including our ownership and operation of real properties, are subject to extensive and changing federal, state, local and foreign environmental laws and requirements, that including, among others, those governing discharges to air and water, the handling and disposal of soils and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Our operations are also governed by laws and requirements relating to workplace safety and health. Management believes that we are generally in material compliance with these laws and requirements.

     We, like all manufacturers of glass yarns, are subject, in various jurisdictions, to laws and regulations designed to reduce solid wastes by requiring, among other things, use of materials producing waste to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of harmful products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of additional environmental protection measures. We do not believe that either the legislation promulgated to date or currently pending initiatives will have a material adverse effect on our business. There can be no assurance that any future legislation or regulatory efforts will not have a material adverse effect on our business, financial condition or results of operations.

     In connection with the formation transactions, Owens Corning retained all liabilities resulting from the presence of hazardous substances at or migrating from the sites contributed by Owens Corning to us, as well as all liabilities resulting from the transportation or arrangements made by Owens Corning for the treatment, storage or disposal of hazardous substances to any off-site location prior to September 30, 1998. We have not assumed any of these liabilities. In addition, Owens Corning has agreed to indemnify us against any losses and damages arising out of the environmental liabilities retained by Owens Corning. However, with respect to environmental remedial action, Owens Corning's indemnification obligations are limited to compliance with the standards set under applicable environmental laws and these obligations will be satisfied upon and to the extent of final approval of the remedial action by the governing environmental authority.


ITEM 2. PROPERTIES

     See "Business -- Manufacturing Facilities."

ITEM 3. LEGAL PROCEEDINGS

     We have not been involved in any significant litigation or proceedings. From time to time, we may become involved in litigation or proceedings in the ordinary course of our business. We believe that such ordinary course of business matters will not have a material adverse effect on our financial condition, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the membership interests of Advanced Glassfiber Yarns LLC or the common stock of AGY Capital Corp. As of March 30, 2000, Porcher Industries, S.A. owned a 51% membership interest and Owens Corning owned a 51% membership interest. As of March 30, 2000, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC.


ITEM 6. SELECTED FINANCIAL DATA

     We present below our selected historical financial information. Selected historical financial information related to Owens Corning's glass yarns and specialty materials business is presented for each of the years ended December 31, 1995, 1996 and 1997 and the nine months ended September 30, 1998. Selected historical financial information subsequent to consummation of the formation transactions on September 30, 1998 is presented for the three months ended December 31, 1998 and the year ended December 31, 1999.

     We derived the historical information for the year ended December 31, 1997, the nine months ended September 30, 1998, the three months ended December 31, 1998, and the year ended December 31, 1999 from our audited financial statements which appear elsewhere in this report. We derived the historical information for the years ended December 31, 1995 and 1996 from our audited financial statements that are not included in this report.

     The historical financial statements of the predecessor business were derived from the historical financial statements of Owens Corning. We have not adjusted our historical statements of operations to reflect the effect of supply agreements that we entered into with Owens Corning in connection with the formation transactions.

     We have presented adjusted EBITDA in our selected financial data because it is a widely accepted financial indicator of a company's ability to service indebtedness. You should not consider adjusted EBITDA as an alternative to net income or loss, as a measure of operating results, or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Adjusted EBITDA presented below may not necessarily be comparable to similarly titled measures reported by other companies as they are not calculated identically by all companies. We define adjusted EBITDA as income or loss before income taxes and extraordinary item, interest expense, depreciation and amortization expense, non-recurring charges of $2.3 million for the three months ended December 31, 1998 and $3.0 million in 1999, and restructuring charges of $2.0 million for the nine months ended September 30, 1998 and $0.3 million in 1999.

     We have also presented the ratio of earnings to fixed charges. In calculating the ratio of earnings to fixed charges, earnings consist of income or loss before income taxes plus fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, and the portion of rental expense estimated to attributable to interest.

     You should read the historical data set forth below in conjunction with our consolidated financial statements together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              THE PREDECESSOR BUSINESS                    CONSOLIDATED COMPANY
                                                ----------------------------------------------------- ----------------------------
                                                                                        NINE MONTHS    THREE MONTHS   FISCAL YEAR
                                                                                           ENDED           ENDED         ENDED
                                                   FISCAL YEAR ENDED DECEMBER 31,      SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                ------------------------------------- --------------- -------------- -------------
                                                    1995        1996         1997           1998           1998           1999
                                                ----------- ----------- ------------- --------------- -------------- -------------
                                                                              (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales ...................................  $ 272,395   $ 274,979    $ 277,357      $ 205,248       $ 63,403        252,236
  Cost of goods sold ..........................    187,153     180,343      182,366        134,820         43,494        183,138
                                                 ---------   ---------    ---------      ---------       --------        -------
  Gross profit ................................     85,242      94,636       94,991         70,428         19,909         69,098
  Selling, general and administrative
   expenses ...................................     13,748      14,345       14,813         11,487          4,123         16,812
  Amortization ................................         --          --           --             --          2,848         11,611
  Restructuring costs (1) .....................         --          --           --          2,034             --            290
                                                 ---------   ---------    ---------      ---------       --------        -------
  Operating Income ............................     71,494      80,291       80,178         56,907         12,938         40,385
  Interest expense ............................         --          --           --             --          9,113         36,824
  Other income, net ...........................     (3,041)     (3,003)      (2,688)        (2,328)          (450)        (2,235)
                                                 ---------   ---------    ---------      ---------       --------        -------
  Income before taxes .........................     74,535      83,294       82,866         59,235          4,275          5,796
  Provision for income taxes ..................     29,594      33,051       32,540         16,226             --            190
                                                 ---------   ---------    ---------      ---------       --------        -------
  Income before extraordinary loss ............     44,941      50,243       50,326         43,009          4,275          5,606
  Extraordinary item, loss on early
   extinguishment of debt (3) .................         --          --           --             --             --         (3,616)
                                                 ---------   ---------    ---------      ---------       --------        -------
  Net income ..................................  $  44,941   $  50,243    $  50,326      $  43,009       $  4,275          1,990
                                                 =========   =========    =========      =========       ========        =======
OTHER DATA:
  Depreciation and amortization ...............  $   8,604   $   8,233    $   8,305      $   6,394       $  5,975     $   25,963
  Capital expenditures ........................      8,458      15,314        8,324         13,509          6,943         18,368
  Adjusted EBITDA .............................     83,139      91,527       91,171         67,663         21,334         69,889
  Cash flow from operating activities .........     54,313      62,113       65,274         28,438         18,819         59,187
  Cash flow from investing activities .........     (8,458)    (15,314)      (8,324)       (13,509)        (3,327)       (15,603)
  Cash flow from financing activities .........    (45,855)    (46,783)     (56,922)       (14,940)        (2,712)       (50,155)
  Ratio of earnings to fixed charges ..........        164%        136%          78%            67%           1.5%           1.2%
BALANCE SHEET DATA (2) (AT PERIOD
  END):
  Working capital (deficit) ...................  $  (1,493)  $  (4,944)   $ (11,872)        N/A          $ 32,061         (1,964)
  Total assets ................................    159,414     163,839      153,961         N/A           465,469        453,642
  Total debt ..................................         --          --           --         N/A           402,198        359,855
  Net assets/Members' Interest ................     31,889      36,850       30,940         N/A            21,285         20,231

--------
(1) During the first quarter of 1998, we recorded a $2.0 million restructuring charge related to personnel reductions at the Aiken and Huntington facilities. We recorded a $0.3 million restructuring charge in 1999.
(2) The historical balance sheet data for the periods 1995 through December 31, 1997 have not been adjusted to reflect the fact that Owens Corning did not contribute deferred tax assets to Advanced Glassfiber Yarns and that Owens Corning retained the following liabilities: income taxes payable, trade accounts payable and certain post-retirement health care benefits for those of our employees that were previously employees of Owens Corning.
    The December 31, 1998 balance sheet data reflects the following: the elimination of assets not contributed by Owens Corning and liabilities not assumed by Advanced Glassfiber Yarns, the accounting for the purchase by Porcher Industries of the 51% interest in Advanced Glassfiber Yarns and the various financing transactions related to our formation on September 30, 1998.
(3) During the first quarter of 1999, we recorded a $3.6 million charge related to the write-off of debt issuance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Annual Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included in Part I of this Annual Report under the caption "Cautionary Statement Regarding Forward Looking Statements." You are encouraged to read this section carefully.

     You should read the following discussion together with our consolidated financial statements and related notes contained in this Annual Report.


OVERVIEW

     Advanced Glassfiber Yarns is a Delaware limited liability company formed by Owens Corning to own and operate its glass yarns and specialty materials business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of this business to us. On September 30, 1998, Owens Corning sold a 51% interest in Advanced Glassfiber Yarns to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49% interest.

     Before September 30, 1998, we were the glass yarns and specialty materials business of Owens Corning. Accordingly, the historical financial information for the year ended December 31, 1998 is based upon the historical financial information of the business as it was operated by Owens Corning from January 1, 1998 through September 30, 1998 and the historical financial information of Advanced Glassfiber Yarns from October 1, 1998 through December 31, 1998. The historical financial statements contained in this report for all periods ending on or before September 30, 1998 have not been adjusted to reflect that Owens Corning did not contribute all of the assets and liabilities of the business to us. In addition, these historical financial statements have not been adjusted to reflect the effect of the supply agreements entered into with Owens Corning in connection with the formation transactions. See "Certain Relationships and Related Transactions." The supply agreements generally require Owens Corning to provide raw materials, capital equipment and services to us at Owens Corning's cost plus pre-determined margins.

     NET SALES -- We recognize sales upon the shipment of products. Net sales consist of sales to customers, including discounts and negotiated rebates. Prices for our products depend upon the terms of our customer agreements and the category of product being sold. During 1999, prices for heavy yarns, excluding specialty materials, ranged from approximately $2.00 to $4.00 per kilogram, prices for fine yarns ranged from $4.00 to $13.00 per kilogram and prices for specialty materials ranged from $12.00 to $29.00 per kilogram. From 1997 to 1998, our net sales decreased by approximately 3.2% from $277.4 million in 1997 to $268.6 million in 1998. This trend continued in 1999 as our net sales for 1999 decreased approximately 6.1% to $252.2 million as compared to our net sales for 1998. These decreases in net sales were primarily due to general selling price reductions, a decreased demand for heavy yarns used in rigid printed circuit boards which first began in the fourth quarter of 1997, reduced sales to the construction industry and the effects of a strong U.S. dollar on sales in Europe in 1999.

     GROSS PROFIT -- Cost of sales consists of raw materials, energy, labor and manufacturing overhead. These components of cost of sales as a percentage of total cost of sales averaged 35% for raw materials, 9% for energy, 22% for direct labor, 17% for period labor and 17% for manufacturing overhead, from 1997 to 1999. Gross profit as a percentage of net sales decreased by 6.8% from 1997 to 1999 primarily resulting from a reduction in selling prices and an increase in raw materials, pension and depreciation expenses, related to the formation transactions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses consist of the cost of our employees, including technology personnel, and the estimated costs of corporate services provided by Owens Corning.

     OTHER INCOME, NET -- Other income consists of royalties and technical service fees earned from a non-exclusive license granted by us to Taiwan Glass Industrial Corporation. The historical financial statements only include the portion of the royalties and fees attributable to the manufacture and sale of glass yarn products by Taiwan Glass. Other income also includes interest income, as well as alloy lease income or expenses.

     ADJUSTED EBITDA -- Adjusted EBITDA is defined as net income or loss before income taxes and extraordinary item, interest expense, depreciation and amortization expense, non-recurring charges of $2.3 million for the three months ended December 31, 1998 and $3.0 million for 1999 and restructuring charges of $2.0 million for the nine months ended September 30, 1998, and $0.3 million for the year ended December 31, 1999. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness; however, adjusted EBITDA should not be considered as an alternative to net income or loss, as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Adjusted EBITDA as presented in this Annual Report may not be comparable to similarly titled measures reported by other companies as they are not calculated identically by all companies.


RESULTS OF OPERATIONS

     The following table summarizes our historical results of operations and historical results of operations as a percentage of net sales.



                                          YEAR ENDED           NINE MONTHS ENDED      THREE MONTHS ENDED         YEAR ENDED
                                       DECEMBER 31, 1997      SEPTEMBER 30, 1998      DECEMBER 31, 1998       DECEMBER 31, 1999
                                    ----------------------- ----------------------- ---------------------- -----------------------
                                                                        (DOLLARS IN MILLIONS)
Net sales .........................  $  277.4       100.0%   $  205.2       100.0%   $  63.4       100.0%   $  252.2       100.0%
Cost of sales .....................     182.4        65.8       134.8        65.7       43.5        68.6       183.1        72.6
                                     --------       -----    --------       -----    -------       -----    --------       -----
Gross profit ......................      95.0        34.2        70.4        34.3       19.9        31.4        69.1        27.4
Selling, general and administrative
 expenses .........................      14.8         5.3        11.5         5.6        4.1         6.5        16.8         6.7
Amortization ......................        --          --          --          --        2.8         4.4        11.6         4.6
Restructuring costs ...............        --          --         2.0         1.0         --          --         0.3         0.1
                                     --------       -----    --------       -----    -------       -----    --------       -----
Income from operations ............  $   80.2        28.9%   $   56.9        27.7%   $  13.0        20.5%   $   40.4        16.0%
                                     ========       =====    ========       =====    =======       =====    ========       =====

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     NET SALES -- Net sales decreased $16.4 million, or 6.1%, to $252.2 million in 1999 from $268.6 million in 1998. This decrease was due primarily to selling price reductions, a lower demand for heavy yarns used in rigid printed circuit boards as well as reduced sales to the construction industry. The decrease was partially offset by increased industrial and specialty application sales, which improved by 11% and 7%, respectively, compared to 1998.

     GROSS PROFIT -- Gross profit margins decreased by $21.2 million, or 23.5%, from $90.3 million for 1998 to $69.1 million for 1999. This decrease is attributable to selling price reductions mainly in the electronic segment and to the weakening of European currencies against the U.S. Dollar. Also, higher depreciation costs resulted from the allocation of the purchase price following the acquisition of 51% of the company's shares by Porcher Industries, SA on September 30, 1998. In addition, the terms of the Owens Corning supply agreements resulted in an increase in the manufacturing costs. This was partially offset by a more favorable product mix as well as an increase in the selling price of fine yarns effective in the third quarter of 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased to 6.7% from 5.8% of net sales for 1999 and 1998, respectively. This was primarily due to the establishment of independent operational, management and information system controls in connection with the formation transactions and a decrease in sales. Non-recurring costs associated with our separation from Owens Corning and establishment of such independent systems represented 1.2% of net sales for 1999.

     INCOME FROM OPERATIONS -- Income from operations decreased by $29.5 million, or 42.2%, from $69.9 million for 1998 to $40.4 million for 1999. Excluding the impact of the restructuring costs, non-recurring charges described above and amortization of intangibles, income from operations decreased by $21.7 million or 28.2% from $77.0 million for 1998 to $55.3 million for 1999. This decrease was primarily related to the factors discussed above.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     NET SALES -- Net sales decreased by $8.8 million, or 3.2%, from $277.4 million for 1997 to $268.6 million for 1998. This decrease was due primarily to decreased demand for heavy yarns used in rigid printed circuit boards which began in the fourth quarter of 1997 and the effects of a stronger U.S. dollar on sales in Europe. This decrease was partially offset by slight increases in overall pricing and increased sales for construction and specialty applications.

     GROSS PROFIT -- Gross profit decreased by $4.7 million, or 4.9%, from $95.0 million for 1997 to $90.3 million for 1998. Gross profit decreased as a percentage of net sales from 34.2% for 1997 to 33.6% for 1998. Excluding the non-recurring and non-cash charges of $2.0 million, gross profit increased from 34.2% for 1997 to 34.3% for 1998. This increase was primarily due to a more favorable, higher margin product mix and decreased labor costs resulting from personnel reductions at our Huntingdon and Aiken facilities, which were part of a restructuring plan that was implemented in the first quarter of 1998. This increase was partially offset by a decrease in sales combined with price pressure on heavy yarns used in electronic rigid printed circuit boards, as well as an increase in prices paid to Owens Corning for raw materials after consummation of the formation transactions.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES -- Selling, general and administrative expenses increased by $0.8 million, or 5.4%, from $14.8 million for 1997 to $15.6 million for 1998. Selling, general and administrative expenses increased as a percentage of net sales from 5.3% for 1997 to 5.8% for 1998. The increase was due to the establishment of independent operational, management and information system costs, and relocation costs in connection with the formation transactions.

     RESTRUCTURING COSTS -- In the first quarter of 1998, we decided to reduce personnel at our Aiken and Huntingdon facilities by approximately 100 employees during 1998. In connection with the planned personnel reduction, we recorded a $2.0 million charge representing severance costs associated with the positions to be eliminated. We realized cost savings as a result of our restructuring plan during 1998 and expect to realize further cost savings for the foreseeable future.

     INCOME FROM OPERATIONS -- Income from operations decreased by $10.3 million, or 12.8%, from $80.2 million for 1997 to $69.9 million for 1998. Excluding the impact of the restructuring costs, non-recurring charge and amortization of intangibles described above, income from operations decreased by $3.2 million, or 4.0%, from $80.2 million for 1997 to $77.0 million for 1998. This decrease was primarily related to the factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Historically, our primary sources of liquidity were cash flows from operations. Since the consummation of the formation transactions, our primary sources of liquidity have been cash flows from operations, borrowings under the senior credit facility and the issuance of our 9 7/8% senior subordinated notes due 2009. Our principal uses of liquidity are to fund operations, principal payments on the senior credit facility, interest payments, and finance our planned capital expenditures. We have no mandatory payment of principal on our subordinated notes prior to their maturity.

     NET CASH PROVIDED BY OPERATING ACTIVITIES -- Net cash provided by operating activities increased $11.9 million from $47.3 million for 1998 to $59.2 million for 1999. The increase was primarily attributable to an increase in accounts payable and accrued liabilities of $14.5 million resulting from improved working capital management and the interest accrual on the senior subordinated notes in 1999 offset by a reduction of net income before extraordinary item and depreciation and amortization of $28.1 million. Additionally, receivables, inventory and income taxes increased $27.5 million in 1998 from 1997 as compared to an increase of only $2.1 million in 1999 from 1998.

     NET CASH USED IN INVESTING ACTIVITIES -- Net cash used in investing activities decreased $1.2 million from $16.8 million for 1998 to $15.6 million for 1999. A significant portion of these capital expenditures in 1999 was for rebuilds of glass melting furnaces and other equipment upgrades used in our operations. During 1999, we also spent $3.1 million for our new year 2000 compliant management information systems.

     NET CASH USED IN FINANCING ACTIVITIES -- Net cash used in financing activities was $50.2 million for 1999 and primarily consists of the retirement of all debt outstanding under our $150 million senior subordinated credit facility, net payments under the revolving credit facility of $5.3 million and net payment on term loans of $34.1 million, offset by the proceeds from the sale of the senior subordinated notes of $142.9 million,

     In connection with the formation transactions, we entered into a senior credit facility, which provided for:

   o a six-year revolver in an aggregate principal amount of up to $75.0 million, which includes a $10.0 million swing line sub-facility and a $30.0 million letter of credit sub-facility;

   o a seven-year term loan in an aggregate principal amount of $125.0 million; and

   o a six-year term loan in an aggregate principal amount of $115.0 million.


     On December 16, 1999, we and our lenders amended our senior credit facility to: (1) reduce the overall borrowing commitment under the six-year revolver from $75.0 million to $65.0 million; (2) re-amortize the remaining principal balance due under our seven-year term loan as a result of our repayment of $15.0 million of principal amounts due under such loan; and (3) ease the restrictions imposed by certain financial covenants.

     First Union National Bank serves as agent under the senior credit facility. The senior credit facility is collateralized by a first priority lien on substantially all of our properties and assets and by a pledge of Porcher Industries' interest in Advanced Glassfiber Yarns. As of December 31, 1999, $213.8 million was outstanding under the senior credit facility and we had availability thereunder equal to approximately $53.9 million.

     Our amended senior credit facility requires us to comply with financial ratios. If we breach any of the covenants in the senior credit facility, or we are unable to comply with the required financial ratios, we may be in default under the senior credit facility and the indenture governing our 9 7/8% Senior Subordinated Notes due 2009. If we default under the senior credit facility, the lenders can declare all borrowings outstanding, including accrued interest and other fees, due and payable. If we use all of our available cash to repay borrowings under the senior credit facility, we may not be able to make payments on our notes. While we currently comply with these financial ratios, and believe that we will continue to do so, we cannot assure you that our business will generate sufficient cash flows from operations to enable us to continue to comply with such ratios in the future.

     On January 21, 1999, we privately issued $150.0 million of 9 7/8% Senior Subordinated Notes due 2009. Our net proceeds from the sale of these notes were approximately $142.9 million, after deducting the initial purchasers' discount. We used the net proceeds from the offering, together with additional borrowings under our senior credit facility, to repay all debt outstanding under a $150.0 million senior subordinated credit facility, which was incurred on September 30, 1998 in connection with the formation transactions. On July 23, 1999, we exchanged the notes for substantially identical new notes that have been registered under the Securities Act of 1933. We expect to fund the interest payments on the notes with operating cash flows.

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


INTRODUCTION OF THE SINGLE EUROPEAN CURRENCY

     On January 1, 1999, eleven member states of the European Union-Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal and Spain introduced the Euro as a common legal currency among those states for "paperless" transactions, pending the substitution of Euro banknotes and coins for the national currencies of the participating member states. As of that date, fixed exchange rates were introduced. It is anticipated that by July 1, 2002, the Euro will be the official legal tender for the participating member states and that the national currencies of those member states will be withdrawn from circulation.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosure Regarding Forward-Looking Statements."

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

     We entered into an interest rate swap agreement to manage our exposure to interest rate changes under the senior credit facility. The swap involves the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B with an aggregate on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. As of December 31, 1999, we had two interest rate swap agreements effective through September 30, 2004 and 2005 on a notional amount of $202.7 million, equal to the borrowings outstanding under Term Loans A and B under our senior credit facility. During 1999, we terminated portions of the interest rate swap related to the early payment of Term Loan B in the amount of $5 million and $15 million in the second and fourth quarter of 1999, respectively. As the result of this partial unwind of our swap agreement, we have recognized a total gain of $1.5 million included in other income in our 1999 financial statements. The fair value of the interest rate swap agreements, representing the estimated receipts that would be made to terminate the agreement, was approximately $12.9 million and $3.1 million respectively as of December 31, 1999 and as of December 31, 1998. A 100 basis point decrease in LIBOR would decrease the amount received by approximately $6.3 million. The fair value is based on dealer quotes, considering current interest rates.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See page F-1 of the financial reports included herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     The following table sets forth information with respect to our directors, executive officers and other key employees:



NAME                               AGE     POSITION
--------------------------------   -----   --------------------------------------------------
Robert Porcher .................    71     Chief Executive Officer and Chairman of the Board
                                           and Directors
Robert Pistole .................    63     President
Catherine Cuisson ..............    34     Vice President and Chief Financial Officer
Scott R. Northrup ..............    39     Technical Vice President
Heinz J. Otto ..................    50     Director
Serge Piolat ...................    48     Director
Philippe Porcher ...............    45     Director
J. Thurston Roach ..............    58     Director
Jerry G. Hawkins ...............    55     Vice President of Manufacturing -- Aiken
Joseph A. Masciangelo ..........    53     Vice President of Manufacturing -- Huntingdon

     Robert Porcher is our Chief Executive Officer, Chairman of the Board and a Director. Mr. Robert Porcher has been Chairman of the Board of Directors and Chief Executive Officer of Porcher Industries since 1952. Porcher Industries owns 51% of Advanced Glassfiber Yarns. Mr. Robert Porcher beneficially owns 54% of the outstanding capital stock of Porcher Industries. Since December 9, 1998, Mr. Porcher has served as the Chairman of the Supervisory Board of Porcher Industries.

     Robert Pistole has been our President since the departure of Robert Fisher in January 2000. Prior to joining us, Mr. Pistole was a retiree from Owens Corning where he held a number of different positions since 1963. These positions included Vice President of Operations for Composites from 1994 to 1997, Vice President of Operations for the Industrial Material Group from 1989 to 1994 and Vice President of Engineering from 1986 to 1989.

     Catherine Cuisson is our Vice President and Chief Financial Officer. Prior to the formation transactions, Ms. Cuisson served as Controller of Porcher Industries since November, 1994. Prior to joining Porcher Industries, Ms. Cuisson had served as an accountant with Coopers & Lybrand L.L.P. since 1987. Ms. Cuisson obtained the equivalent of a certified public accountancy degree upon graduating from the Institut Commercial de Nancy in Nancy, France.

     Scott R. Northrup is our Technical Vice President. Prior to the formation transactions, Mr. Northrup served as Technical Services Organization Manager of our facility in Huntingdon since May 1995. Mr. Northrup joined Owens Corning in September 1984 as research and development engineer at the Granville Science & Technology Center.

     Heinz J. Otto is a Director. Mr. Otto has been President of Owens Corning's Composites Division since 1996. Mr. Otto previously managed the European operations of Landis & Gyr Corp., a Swiss corporation, and served on its Executive Board since 1992. Prior to joining Landis & Gyr, Mr. Otto held various management positions with General Electric Company.

     Serge Piolat is a Director. Mr. Piolat has served as a Director of Porcher Industries' textile division since 1989. Mr. Piolat previously served as General Manager of Chavanoz Industries, a wholly owned subsidiary of Porcher Industries. Since December 9, 1998, Mr. Piolat has served as a member of the Executive Board and Vice President of Porcher Industries.

     Philippe Porcher is a Director. Mr. Philippe Porcher has been Vice President of Porcher Industries since March 1993. Before becoming Vice President, Mr. Philippe Porcher served as Director of Porcher Industries' industrial division. Mr. Philippe Porcher is the son of Robert Porcher, our Chairman of the Board and a Director. Since December 9, 1998, Mr. Porcher has served as Chairman of the Executive Board of Porcher Industries.

     J. Thurston Roach is a Director. Mr. Roach has been Senior Vice President and Chief Financial Officer of Owens Corning since January 1, 1999. Mr. Roach had previously served as President of Owens Corning's North American Building Materials Systems Business since February 1998. Before joining Owens Corning, Mr. Roach had been Vice Chairman of Simpson Investment Company since July 1997. Before July 1997, Mr. Roach had served in various capacities with Simpson Timber Company since 1984. Mr. Roach has been a director of The Liberty Corporation since 1994.

     Jerry G. Hawkins is our Vice President of Manufacturing -- Aiken. Mr. Hawkins has been serving as Plant Manager of our Aiken facility since 1994. Mr. Hawkins previously served in various management positions with Owens Corning since 1969.

     Joseph A. Masciangelo is our Vice President of Manufacturing -- Huntingdon. Mr. Masciangelo has been serving as Plant Manager of our Huntingdon facility since 1987. Mr. Masciangelo previously served in various management positions with Owens Corning since 1969.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation of our Chief Executive Officer and our two other most highly compensated executives during 1999:



                                                                     RELOCATION        ALL OTHER
   NAME/PRINCIPAL POSITION       YEAR       SALARY      BONUS(1)        COSTS       COMPENSATION (2)
-----------------------------   ------   -----------   ----------   ------------   -----------------
   Robert Porcher               1999            --           --             --               --
   Chief Executive Officer      1998            --           --             --               --
   Robert B. Fisher             1999      $185,000           --       $115,000           $6,745
   President                    1998        42,500      $15,750          7,214
   Catherine Cuisson            1999       111,250       13,750             --               --
   Vice President and Chief     1998        27,500        8,500          8,500               --
    Financial Officer

--------
(1) Includes amounts earned in the indicated period that were paid in the following period.
(2) Includes contributed by us under our profit sharing and 401(k) plans.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding each person or entity that beneficially owns more than a 5% ownership interest in Advanced Glassfiber Yarns. Each indicated entity has sole voting and investment power with respect to its respective ownership interest.



NAME OF BENEFICIAL OWNER                         OWNERSHIP INTEREST
---------------------------------------------   -------------------
      AGY Holdings, Inc. (1) ................           51%
      Jefferson Holdings, Inc. (2) ..........           49%

--------
(1) Address is c/o BGF Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27510. Porcher Industries owns 100% of the outstanding capital stock of Glass Holdings Corp., which owns 100% of the outstanding capital stock of AGY Holdings, Inc., which is the record holder of a 51% ownership interest in Advanced Glassfiber Yarns. Mr. Robert Porcher owns
    54% of the outstanding capital stock of Porcher Industries.
(2) Address is One Owens Corning Parkway, Toledo, Ohio 43659-0001. Owens Corning owns 100% of the outstanding capital stock of Jefferson Holdings, Inc., which is the record holder of a 49% ownership interest in Advanced Glassfiber Yarns.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the formation of Advanced Glassfiber Yarns, many of the components of the glass yarns and specialty materials business were owned, leased or otherwise controlled by Owens Corning. These components include, among others, manufacturing facilities and equipment, employees trained in the use and repair of the equipment, access to raw materials, intellectual property rights and know-how and agreements with sales representatives worldwide.

     In connection with the formation transactions, we entered into agreements with Owens Corning and Porcher Industries and their respective affiliates to facilitate our continuing operation. These agreements are intended to benefit us and the other parties. However, they may result in conflicts of interest between us and these related parties.

     The following are summaries of these agreements and, as such, are qualified in their entirety by reference to the full text of the related agreements. Unless otherwise indicated, all agreements referred to in this section were dated September 30, 1998.


LLC PURCHASE AGREEMENT

     Pursuant to an LLC purchase agreement, Porcher Industries purchased a 51% interest in Advanced Glassfiber Yarns. The LLC purchase agreement required us to enter into the supply agreements described below relating to the conduct of our business with Owens Corning, Porcher Industries and their respective affiliates. The LLC purchase agreement also requires each of Owens Corning and Porcher Industries to indemnify the other from any and all losses which arise out of the breach by the other party of any of its representations and warranties or any of its covenants contained in the LLC purchase agreement.


NON-COMPETITION

     Pursuant to a non-compete agreement, Owens Corning and Porcher Industries and their respective affiliates agreed not to compete with us in the manufacture and sale of particular glass yarns and specialty materials that we currently produce. Owens Corning and Porcher Industries and their respective affiliates generally may not manufacture or sell, among other things, such business products, for the later of a five-year period beginning on September 30, 1998 or any date on which either Owens Corning or Porcher Industries owns less than a 5% ownership interest in us. Owens Corning and its affiliates have retained the right to manufacture limited types of glass yarns.


EMPLOYEE BENEFITS

     During 1999, Owens Corning permitted our employees, including our employees who were employed by Owens Corning before September 30, 1998 ("Transferred Employees"), to become or remain as participants in, be covered by, or accrue benefits under certain Owens Corning employee benefit plans. We reimbursed Owens Corning specified amounts or, in some instances, Owens Corning's costs for this coverage. These arrangements with Owens Corning terminated as of December 31, 1999. We also became a participating employer in the 2 Owens Corning 401(k) Plans. We did not sponsor our own defined benefit pension plan in 1999. However, we paid Owens Corning specified amounts per employee who accrued benefits under the Owens Corning Merged Retirement Plan (the"OC Plan"). We also agreed to pay amounts associated with early retirement benefits under the OC Plan. Specifically, Transferred Employees who, as of September 30, 1998, did not qualify for the early retirement benefit under the OC Plan would continue to receive credit toward eligibility for the early retirement benefit for service with us. If a Transferred Employee remained employed by us until he qualifies for early retirement, the OC Plan treated the Transferred Employee as having elected early retirement upon retirement from us. We are obligated to pay Owens Corning the difference between the lump sum benefit payable to the Transferred Employee as an early retiree and the lump sum benefit payable to the Transferred Employee as a deferred vested benefit on the date of retirement from us under the applicable provisions of the OC Plan. These liabilities were estimated to be $5.1 million on the date of the formation transactions.

     We established our own 401(k) Plan effective January 1, 2000 covering all eligible employees. There is a defined contribution retirement account within this plan, which will include self-directed investments into various investment vehicles. Effective January 1, 2000, we adopted health care and life insurance benefit plans for certain retired employees and their dependents. The terms of this plan are substantially the same as the Owens Corning Plan.

     In connection with the formation transactions, we assumed, and currently remain responsible for, the liabilities for post-retirement medical and life insurance benefits with respect to Transferred Employees. These liabilities were estimated to be $12.0 million on the date of the formation transactions.


FACILITIES ARRANGEMENTS AT AIKEN

     Prior to the formation transactions, Owens Corning's glass yarn and glass mat factories, located in adjacent plants in Aiken, South Carolina, shared a number of facilities and services. As part of the formation transactions, Owens Corning transferred to us its glass yarn plant in Aiken, while retaining ownership of the glass mat plant. In order to preserve the efficiencies and cost savings created by the sharing arrangements in existence before the formation transactions, we and Owens Corning have entered into the agreements described below.

     AIKEN SEWER AGREEMENT -- We entered into a sanitary sewer agreement pursuant to which we permit Owens Corning to use our sanitary system in Aiken for sanitary wastewater discharges in exchange for the payment by Owens Corning of 50% of the actual costs of maintaining our sanitary system. The sanitary sewer agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

     AIKEN WASTEWATER TREATMENT AGREEMENT -- We entered into a wastewater treatment agreement pursuant to which we treat at our wastewater treatment facility in Aiken aqueous industrial and laboratory waste discharged by Owens Corning. In exchange for such services, Owens Corning pays 22% of our actual costs of operating the wastewater treatment facility. The wastewater treatment agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

     AIKEN STORMWATER AGREEMENTS -- We entered into various stormwater agreements pursuant to which:

     o we permit Owens Corning to discharge stormwater into our two stormwater ponds; and

     o Owens Corning permits us to discharge stormwater into Owens Corning's landfill sedimentation basin in Aiken.

Each party is individually responsible for any sampling and for complying with their respective stormwater permits. The stormwater agreements will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

     AIKEN LANDFILL AGREEMENT -- We entered into a landfill agreement pursuant to which Owens Corning permits us to use Owens Corning's landfill in Aiken for the disposal of waste in exchange for our payment of 50% of the actual costs of operating the landfill. The landfill agreement is effective for the operating life of the landfill, unless earlier terminated as set forth therein.


FACILITIES ARRANGEMENTS AT HUNTINGDON

     HUNTINGDON LEASE -- Owens Corning leases from us approximately 68,811 square feet of our facility in Huntingdon, Pennsylvania for use as a glass mat manufacturing and distribution facility. The lease will expire on September 30, 2003, unless extended or terminated as provided in the lease agreement. Owens Corning pays a nominal fixed fee for the term of the lease plus its allocated share of all building operating expenses, as calculated in the lease agreement.


     HUNTINGDON AIR MODELING AGREEMENT -- Prior to the formation transactions, Owens Corning treated its glass yarn and glass mat manufacturing operations in Huntingdon as a single facility for environmental compliance purposes. As part of the formation transactions, Owens Corning transferred to us the entire facility in Huntingdon, a portion of which it leases back from us. In order to maintain continuity in complying with air emission modeling requirements under applicable environmental laws, we entered into an air modeling agreement pursuant to which the parties will treat their respective facilities in Huntingdon, including the portion leased to Owens Corning, as a single facility for modeling current and/or projected air emissions. Although we have agreed to share the costs of the modeling, each party remains solely responsible for its own environmental liabilities, if any. The air modeling agreement will terminate after a period of five years, unless extended or otherwise terminated as set forth therein.

SUBLEASES RELATING TO EQUIPMENT AT AIKEN AND HUNTINGDON

     Prior to the formation transactions, Owens Corning leased equipment used in the manufacturing of glass yarns at its Aiken and Huntingdon facilities. Owens Corning agreed to sublease this equipment to us on substantially the same economic terms as provided to Owens Corning in the original leases.

     At our Aiken facility, we sublease from Owens Corning, pursuant to Owens Corning's master leases, some manufacturing equipment owned by Carly 1995 Leasing Trust and a vacuum treatment oven owned by Pitney Bowes Credit Corporation. We sublease other manufacturing equipment from Owens Corning at its Aiken and Huntingdon facilities pursuant to Owens Corning's master lease with John Hancock Mutual Life Insurance Company. Specific terms of these subleases are described below. If any of the master leases are terminated, all of our rights under the related subleases will also terminate.

     Our sublease with Owens Corning relating to the Carly lease expires on December 28, 2000. The sublease generally provides that we may purchase the equipment at the termination of the sublease. We paid Owens Corning approximately $474,465 pursuant to this sublease during 1999.

     The initial term of our sublease with Owens Corning relating to the Pitney Bowes/John Hancock lease ends on March 31, 2001, but may be extended for up to two additional years unless Owens Corning exercises its right to terminate the sublease. The sublease generally provides that we may purchase the vacuum treatment oven at the termination of the sublease. We incurred $1,768,121 of expense pursuant to this sublease during 1999.


SERVICES AGREEMENTS

     We have entered into several agreements pursuant to which Owens Corning performs services for us that are important to the success of our operations. Some of these services agreements will only continue for a short time until we hire and train our own personnel, while others are intended to continue for a longer duration. These service agreements, which are described more fully below, provide for the fabrication and repair of equipment, engineering and technical services, sales agency agreements in Europe and administrative and information systems services. In addition to the services provided by Owens Corning, we perform manufacturing and distribution services for Owens Corning at the Huntingdon facility, where Owens Corning continues to have operations.

     ALLOY SERVICES AGREEMENT -- We entered into an alloy services agreement pursuant to which Owens Corning provides, at prices to be determined annually, services relating to the alloying, fabrication and repair of bushings, thermocouples and glass melter parts constructed from metal alloys. We have generally agreed to use Owens Corning exclusively for these services. Owens Corning has also agreed to manage our inventory of industrial precious metals and metal alloys and to lease to us metal alloys for use in bushings, thermocouples and glass melter parts at prices determined according to the formula set forth in the alloy services agreement. This agreement will terminate on December 31, 2005, unless extended or otherwise terminated. We paid Owens Corning $3,885,000 for the refurbishing of bushings during 1999.

     SUPPORT SERVICES AGREEMENT -- We entered into a support services agreement pursuant to which Owens Corning provides engineering, design and technical services to us at previously agreed upon prices for a five-year period. The support services agreement will be automatically extended each year for an additional one-year term until terminated.

     TRANSITIONAL SERVICES AGREEMENT -- We entered into a transitional services agreement pursuant to which Owens Corning provides corporate, administrative and information systems services to us at mutually agreed upon prices. The provision of payroll and selected administration functions will continue until December 31, 2000. The provision of all other services provided for in the transitional services agreement expired on December 31, 1999 or earlier.

     MANUFACTURING SERVICES AGREEMENT -- We entered into a manufacturing services agreement pursuant to which we provide manufacturing services to Owens Corning to support their glass mat manufacturing and distribution business in Huntingdon. Owens Corning pays an annual fee (to be mutually agreed upon and periodically reviewed) for our provision of manufacturing, management and ancillary services and pays additional fees in exchange for our provision of other services that may be requested by Owens Corning. The manufacturing services agreement will expire whenever Owens Corning or any of its affiliates no longer owns a 49% ownership interest in us, unless earlier terminated.


SUPPLY AGREEMENTS

     Prior to the formation transactions, Owens Corning obtained raw materials from its affiliates or through third party suppliers. We have entered into supply agreements, more fully described below, which provide us with access to the necessary raw materials through Owens Corning's affiliated and non-affiliated suppliers. In addition, pursuant to the agreements described below, we purchased assets of the glass yarns business of several of Owens Corning's non-U.S. affiliates. We also agreed to sell byproducts of one of its manufacturing processes to Owens Corning.

     BYPRODUCTS SUPPLY AGREEMENT -- We entered into a supply agreement pursuant to which Owens Corning will purchase the first 10 million pounds of byproducts of our manufacturing processes called dry chopped yarn and slit hanks, also known as "sliver," that we produce each year. Each year, Owens Corning will pay a fixed price per pound for the first 10 million pounds of byproducts and a higher fixed price for any additional amounts shipped by us. We are under no obligation to manufacture any specified quantity of the byproducts to supply to Owens Corning. The byproducts supply agreement will expire on December 31, 2003, after which it may be renewed for additional five-year terms, unless canceled by either party.

     BORATES SUPPLY AGREEMENT -- Prior to the formation transactions, Owens Corning entered into an agreement with Etibank, a supplier of borates in Turkey that is owned by the Turkish government, pursuant to which Etibank mines, processes, sells and delivers borates to Owens Corning for use in manufacturing glass yarns. We entered into a borates supply agreement pursuant to which we purchase borates from Owens Corning at a price equal to Owens Corning's cost to purchase, transport and process borates plus a $150,000 annual administrative charge. The borates supply agreement will terminate on December 31, 2005, after which it will automatically renew for a period equal to any renewal period in Owens Corning's supply agreement with Etibank, unless canceled by either party upon 90 days' advance notice.

     OC BELGIUM AGREEMENTS -- We and N.V. Owens Corning S.A., a wholly owned subsidiary of Owens Corning ("OC Belgium"), entered into a supply agreement pursuant to which we purchase at previously determined prices fiberglass yarns to be manufactured by OC Belgium at its facility in Battice, Belgium. We also have the option to acquire the Battice plant's fiberglass yarns manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce fiberglass yarns. The supply agreement with OC Belgium will terminate on December 31, 2003, after which it may be renewed for additional one-year terms, unless canceled by either party. In addition, we have an exclusive right to terminate this agreement effective December 31, 2001 upon one year's prior notice.

     We and OC Belgium also entered into a purchase agreement pursuant to which we purchased OC Belgium's list of customers that purchase heavy glass yarns from OC Belgium, transferable contracts between OC Belgium and its customers, the finished products inventory of heavy glass yarns owned by OC Belgium that were located in its public warehouse in Antwerp, Belgium, and all of OC Belgium's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Belgium.

     OC CANADA AGREEMENTS -- Our Canadian subsidiary and Owens-Corning Canada, Inc., a wholly owned subsidiary of Owens Corning ("OC Canada"), entered into a supply agreement pursuant to which we purchase at previously determined prices minimum and maximum quantities of fiberglass yarns to be manufactured by OC Canada at its facility in Guelph, Canada.

     Our Canadian subsidiary and OC Canada also entered into a purchase agreement pursuant to which we purchased OC Canada's list of customers which purchase heavy glass yarns from OC Canada, transferable contracts between OC Canada and its customers, and all of OC Canada's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Canada.

     OC JAPAN AGREEMENT -- We and Owens Corning (Japan) Ltd., a wholly owned subsidiary of Owens Corning ("OC Japan"), entered into a purchase agreement pursuant to which we purchased OC Japan's list of customers which purchase glass yarns from OC Japan, various transferable contracts between OC Japan, its customers, all of OC Japan's accounts receivable arising exclusively out of the sale of glass yarns by OC Japan, and the finished products inventory of glass yarns owned by OC Japan that were located in its warehouses in Tokyo and Osaka, Japan. This agreement expired on December 31, 1999 and was not renewed.

     RIO CLARO LOW TEX TYPE 30 AGREEMENTS -- We and Owens Corning do Brazil Ltda ("OC Brazil"), and Owens Corning France ("OC France"), wholly owned subsidiaries of Owens Corning, intend to enter into supply agreements pursuant to which we will purchase for distribution minimum and maximum quantities of fiberglass yarns with a bare glass linear density of 300 at agreed upon prices. These yarns are to be manufactured by OC Brazil at its plant in Rio Claro, Brazil and by OC France at its plant in L'Ardoise, France.

     GLASS MARBLES SUPPLY AGREEMENT -- We entered into a glass marbles supply agreement pursuant to which we purchase exclusively from Owens Corning at mutually determined prices all of our requirements for glass marbles for use in our glass yarns business. Owens Corning has agreed not to supply glass marbles to any third party for use in the manufacturing of glass yarns. We have the option to acquire Owens Corning's glass marbles manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce glass marbles. The glass marbles supply agreement will expire on December 31, 2005, after which it may be renewed for additional five-year terms by either party, unless terminated by us upon two years' prior notice. We purchased $4,988,000 of glass marbles during 1999 from Owens Corning.


CO-LOCATION ARRANGEMENT WITH BGF INDUSTRIES IN SOUTH HILL, VIRGINIA

     Prior to the formation transactions, Owens Corning entered into a co-location arrangement with BGF Industries in South Hill, Virginia. As a result of the formation transactions, we have succeeded to Owens Corning's rights and obligations under the co-location arrangement. As part of the arrangement, we lease approximately 27,200 square feet of segregated space within BGF Industries' recently built multi-layer plant for the purpose of manufacturing fiberglass yarn for sale to BGF Industries pursuant to a 10-year renewable supply contract. We paid BGF Industries approximately $655,169 pursuant to this co-location arrangement during 1999. Also as part of the co-location arrangement, we lease from BGF Industries manpower at an hourly job rate per employee and BGF Industries provides technical, quality control and improvement and other non-managerial services at previously determined rates. The employee leasing and services contracts end upon the termination of either the premises lease or the supply contract. The parties also have agreed to confidentiality and disclosure obligations in connection with the co-location arrangement.


INTELLECTUAL PROPERTY

     In connection with the formation transactions, Owens-Corning Fiberglas Technology, Inc., a wholly owned subsidiary of Owens Corning, assigned to us patents, know-how, trademarks and business information, relating to or used in our business. Owens Corning has also licensed to us additional intellectual property assets and rights, mainly patents and know-how, pursuant to a patent and know-how license agreement and related agreements (collectively, the "Master License"). The Master License grants to us a worldwide, paid-up and royalty-free license to make, have made, use, sell, import and offer to sell glass fiber yarns and specialty products. The license is exclusive for the duration of the non-compete agreement between Owens Corning and us with respect to various products and non-exclusive with respect to others, and we have limited sublicensing rights. The patent license included in the Master License is for the life of the patent, while the know-how license is perpetual. The patent and know-how licenses are terminable only upon the occurrence of specified events. The Master License also includes a grant-back license pursuant to which Owens Corning may manufacture, import and sell a very limited class of yarn products under our patents and know how. This grant-back license does not include those products which Owens Corning is prohibited from selling for the duration of the non-compete agreement. The Master License further provides that Owens Corning has agreed to render to us, upon request and on terms to be agreed upon, a very limited class of services relating to our manufacture of glass yarn products.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


 (a)        DOCUMENTS INCORPORATED BY REFERENCE OR FILED WITH THIS REPORT:
 1.         FINANCIAL STATEMENTS
            See Index on page F-1.
 2.         FINANCIAL STATEMENT SCHEDULES
            See Index on page F-1.
 3.         EXHIBITS


    EX.       DESCRIPTION
-----------   --------------------------------------------------------------------------------------------------
  2.1*        Amended and Restated Asset Contribution Agreement dated as of July 31, 1998 between Owens
              Corning and Lincoln Yarns LLC
  2.2*        LLC Interest Sale and Purchase Agreement dated as of July 31, 1998 among Owens Corning,
              Lincoln Yarns LLC and Glass Holdings Corp.
  2.3*        Amendment No. 1 to LLC Interest Sale and Purchase Agreement dated as of September 30, 1998 among Owens Corning, Advanced Glassfiber Yarns LLC and AGY Holdings, Inc.
  3.1*        Certificate of Formation of Advanced Glassfiber Yarns LLC
  3.2*        Advanced Glassfiber Yarns LLC Amended and Restated Limited Liability Company Operating
              Agreement between Jefferson Holdings, Inc. and AGY Holdings, Inc. dated as of September 30,
                1998
  3.3*        Certificate of Incorporation of AGY Capital Corp.
  3.4*        Bylaws of AGY Capital Corp.
  4.1*        Indenture, dated as of January 21, 1999, among Advanced Glassfiber Yarns LLC, AGY Capital
              Corp., the Guarantors and Bank of New York, as trustee, relating to $150 million principal amount of 9 7/8% Senior Subordinated Notes due 2009.
  4.2*        Form of 9 7/8% Series A and Series B Senior Subordinated Notes due 2009 (included in
              Exhibit 4.1)
  4.3*        Registration Rights Agreement dated as of January 21, 1999 among Advanced Glassfiber Yarns
              LLC, AGY Capital Corp. and the Initial Purchasers
 10.1*        Patent and Know How License Agreement dated as of September 30, 1998 among Owens Corning
              Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC
 10.2*        Glass Marbles Supply Agreement dated as of September 30, 1998 between Owens Corning and
              Advanced Glassfiber Yarns LLC
 10.3*        Alloy Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns
              LLC and Owens Corning
 10.4*        Non-Compete Agreement dated as of September 30, 1998 among Owens Corning, AGY Holdings
              Corp., Porcher Industries, S.A. and Advanced Glassfiber Yarns LLC
 10.5*        Manufacturing Services Agreement dated as of September 30, 1998 between Owens Corning and
              Advanced Glassfiber Yarns LLC
 10.6*        Trademark Assignment Agreement dated as of September 30, 1998 by Owens Corning Fiberglas
              Technology, Inc. and Owens Corning in favor of Advanced Glassfiber Yarns LLC
 10.7*        Master Patent and Know How Assignment Agreement dated as of September 30, 1998 by Owens
              Corning Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC
 10.8*        Borates Supply Agreement dated as of September 30, 1998 between Owens Corning and Advanced
              Glassfiber Yarns LLC

    EX.      DESCRIPTION
----------   --------------------------------------------------------------------------------------------------
10.9*        Transitional Services Agreement dated as of September 30, 1998 by and among Owens Corning and Advanced Glassfiber Yarns LLC
 10.10*      Support Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns
             LLC and Owens Corning
 10.11*      Software License Agreement dated as of September 30, 1998 between Owens Corning and
             Advanced Glassfiber Yarns LLC
 10.12*      Keep-Well Agreement dated as of September 30, 1998 between Owens Corning and Advanced
             Glassfiber Yarns LLC
 10.13*      Senior Credit Agreement dated as of September 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders
 10.14*      Senior Subordinated Credit Agreement dated as of September 30, 1998 among Advanced
             Glassfiber Yarns LLC, the Guarantors, First Union Investors, Inc., as co-agent and lender, and
             Warburg Dillon Read LLC, as co-agent and lender
 10.15*      Note Purchase Agreement dated January 21, 1999 among Advanced Glassfiber Yarns LLC, AGY
             Capital Corp. and the Initial Purchasers
 10.16       Syndication Amendment and Assignment dated as of November 30. 1998 among Advanced
             Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.
 10.17       Second Amendment to Credit Agreement dated as of December 16, 1999 among Advanced
             Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.
   12        Statement re Computation of Ratios
   21*       Subsidiaries of the Registrant
   27        Financial Data Schedule

--------
* Filed as part of our Registration Statement (333-72305) filed with the SEC and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on March 30, 2000.

                                            ADVANCED GLASSFIBER YARNS LLC


                                            By    /s/ CATHERINE CUISSON
                                                -------------------------------
                                                    CATHERINE CUISSON
                                                  CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:



               SIGNATURE                             TITLE                     DATE
--------------------------------------   -----------------------------   ---------------
         /s/ ROBERT PORCHER              Chief Executive Officer and     March 30, 2000
-------------------------------------    Chairman of the Board
             ROBERT PORCHER              of Directors

                                         Director
-------------------------------------
              HEINZ J. OTTO

          /s/ SERGE PIOLAT               Director                        March 30, 2000
-------------------------------------
              SERGE PIOLAT

        /s/ PHILIPPE PORCHER             Director                        March 30, 2000
-------------------------------------
            PHILIPPE PORCHER

        /s/ J. THURSTON ROACH            Director                        March 30, 2000
-------------------------------------
            J. THURSTON ROACH

        /s/ ROBERT G. PISTOLE            President                       March 30, 2000
-------------------------------------
            ROBERT G. PISTOLE

        /s/ CATHERINE CUISSON            Vice President and              March 30, 2000
-------------------------------------    Chief Financial Officer
            CATHERINE CUISSON            (Principal Financial and
                                         Accounting Officer)


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on March 30, 2000.

                                            AGY CAPITAL CORP.



                                            By    /s/ CATHERINE CUISSON
                                                -------------------------------
                                                    CATHERINE CUISSON
                                                  CHIEF FINANCIAL OFFICER

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:



               SIGNATURE                             TITLE                     DATE
--------------------------------------   -----------------------------   ---------------
         /s/ ROBERT PORCHER              Chief Executive Officer and     March 30, 2000
-------------------------------------    Chairman of the Board
             ROBERT PORCHER              of Directors

                                         Director
-------------------------------------
              HEINZ J. OTTO

          /s/ SERGE PIOLAT               Director                        March 30, 2000
-------------------------------------
              SERGE PIOLAT

        /s/ PHILIPPE PORCHER             Director                        March 30, 2000
-------------------------------------
            PHILIPPE PORCHER

        /s/ J. THURSTON ROACH            Director                        March 30, 2000
-------------------------------------
            J. THURSTON ROACH

        /s/ ROBERT G. PISTOLE            President                       March 30, 2000
-------------------------------------
            ROBERT G. PISTOLE

        /s/ CATHERINE CUISSON            Vice President and              March 30, 2000
-------------------------------------    Chief Financial Officer
            CATHERINE CUISSON            (Principal Financial and
                                         Accounting Officer)


                         ADVANCED GLASSFIBER YARNS LLC

                         INDEX TO FINANCIAL STATEMENTS



                                                                                              PAGES
                                                                                             ------
Report of Independent Accountants ........................................................    F-2
Report of Independent Accountants ........................................................    F-3
Balance Sheets as of December 31, 1999 and 1998 ..........................................    F-4
Statements of Operations for the year ended December 31, 1999, and the periods October 1,
  1998 to December 31, 1998 and January 1, 1998 to September 30, 1998 and year ended
  December 31, 1997 ......................................................................    F-5
Statements of Comprehensive Income for the year ended December 31, 1999, and the periods
  October 1, 1998 to December 31, 1998 and January 1, 1998 to September 30, 1998 and the
  year ended December 31, 1997 ...........................................................    F-6
Statements of Cash Flows for year ended December 31, 1999 and the periods, October 1,
  1998 to December 31, 1998 and January 1, 1998 to September 30, 1998 and the year ended
  December 31, 1997 ......................................................................    F-7
Notes to Financial Statements ............................................................    F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS
ADVANCED GLASSFIBER YARNS LLC

     We have audited the accompanying consolidated balance sheets of Advanced Glassfiber Yarns LLC and subsidiaries ("AGY" or "the Consolidated Company") as of December 31, 1999 and December 31, 1998 and the related statements of operations, of comprehensive income and of cash flows for the year ending December 31, 1999 and for the period from October 1, 1998 to December 31, 1998. We have also audited the statements of operations, of comprehensive income and of cash flows of the Predecessor Business (as described in Note 1) for the period from January 1, 1998 to September 30, 1998. These financial statements are the responsibility of the Company's and the Predecessor Business' management, respectively. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 1997 and for the year then ended were audited by other auditors, whose report dated August 14, 1998 expressed an unqualified opinion on these statements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The financial statements for the periods ended prior to October 1, 1998 do not reflect the new basis of accounting established by the acquisition of the 51% interest in the Predecessor Business as described in Note 1, and are presented on the historical cost basis existing prior to the acquisition period.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGY as of December 31, 1999 and December 31, 1998 and the results of their operations and of their cash flows for the year ended December 31, 1999, and for the period from October 1, 1998 to December 31, 1998 and the results of operations and cash flows of the Predecessor Business for the period from January 1, 1998 to September 30, 1998, in conformity with accounting principles generally accepted in the United States.




PRICEWATERHOUSECOOPERS LLP
February 29, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS OF
OWENS CORNING

     We have audited the accompanying statements of operations, comprehensive income and cash flows of the GLASS YARNS AND SPECIALTY MATERIALS BUSINESS, a business unit of OWENS CORNING, a Delaware corporation as described in Note 1, for the year ended December 31, 1997. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the GLASS YARNS AND SPECIALTY MATERIALS BUSINESS for the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                            ARTHUR ANDERSEN LLP

Toledo, Ohio
August 14, 1998

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)


                                 BALANCE SHEETS


                                 (IN THOUSANDS)



                                                                       CONSOLIDATED COMPANY
                                                                  ------------------------------
                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       1999             1998
                                                                  --------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents ...................................      $  6,223         $ 12,779
  Trade receivables, less allowance of $3,200 in 1999 and $2,823
  in 1998 .....................................................        32,686           32,657
  Inventories (Note 3) ........................................        26,813           24,691
  Other current assets ........................................           645              217
                                                                     --------         --------
   Total current assets .......................................        66,367           70,344
Property, plant and equipment, net (Note 4) ...................       151,605          152,364
Intangible assets, net (Note 5) ...............................       235,670          242,148
Other assets ..................................................            --              613
                                                                     --------         --------
   Total assets ...............................................      $453,642         $465,469
                                                                     ========         ========
LIABILITIES AND MEMBERS' INTEREST
Current liabilities:
  Current portion of long-term debt (Note 7) ..................      $ 18,390         $ 14,297
  Accounts payable ............................................        24,989            9,716
  Accrued liabilities (Note 6) ................................        16,659           11,783
  Due to Owens Corning ........................................         8,293            2,487
                                                                     --------         --------
   Total current liabilities ..................................        68,331           38,283
Pension and other employee benefit plans (Note 10) ............        21,796           18,000
Long-term debt, less current portion (Note 7) .................       341,465          387,901
Deferred distribution .........................................         1,819               --
                                                                     --------         --------
   Total liabilities ..........................................       433,411          444,184
Commitments and contigencies (Note 9 and 18) ..................
Members' interest (Notes 8 and 16) ............................        20,231           21,285
                                                                     --------         --------
   Total liabilities and members' interest ....................      $453,642         $465,469
                                                                     ========         ========

        The accompanying notes are an integral part of these statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)


                            STATEMENTS OF OPERATIONS


                                 (IN THOUSANDS)



                                                         CONSOLIDATED COMPANY                   PREDECESSOR BUSINESS
                                                 ------------------------------------   ------------------------------------
                                                      YEAR            PERIOD FROM            PERIOD FROM            YEAR
                                                      ENDED         OCTOBER 1, 1998        JANUARY 1, 1998         ENDED
                                                  DECEMBER 31,             TO                    TO             DECEMBER 31,
                                                      1999         DECEMBER 31, 1998     SEPTEMBER 30, 1998         1997
                                                 --------------   -------------------   --------------------   -------------
Net sales (Note 14) ..........................      $252,236            $63,403               $205,248           $277,357
Cost of sales ................................       183,138             43,494                134,820            182,366
                                                    --------            -------               --------           --------
  Gross margin ...............................        69,098             19,909                 70,428             94,991
Selling, general and administrative
  expenses ...................................        16,812              4,123                 11,487             14,813
Amortization .................................        11,611              2,848                     --                 --
Restructuring costs ..........................           290                 --                  2,034                 --
                                                    --------            -------               --------           --------
  Income from operations .....................        40,385             12,938                 56,907             80,178
Interest expense (Note 12) ...................        36,824              9,113                     --                 --
Other income .................................        (2,235)              (450)                (2,328)            (2,688)
                                                    --------            -------               --------           --------
  Income before provision for income
   taxes and extraordinatory item ............         5,796              4,275                 59,235             82,866
Provision for income taxes (Note 13) .........           190                 --                 16,226             32,540
                                                    --------            -------               --------           --------
Income before extraordinary item .............         5,606              4,275                 43,009             50,326
Extraordinary item, loss on early
  extinguishment of debt (Note 7) ............         3,616                 --                     --                 --
                                                    --------            -------               --------           --------
Net income ...................................      $  1,990            $ 4,275               $ 43,009           $ 50,326
                                                    ========            =======               ========           ========

        The accompanying notes are an integral part of these statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)


                       STATEMENTS OF COMPREHENSIVE INCOME


                                (IN THOUSANDS)



                                                   CONSOLIDATED COMPANY                   PREDECESSOR BUSINESS
                                           ------------------------------------   ------------------------------------
                                                YEAR            PERIOD FROM            PERIOD FROM            YEAR
                                                ENDED         OCTOBER 1, 1998        JANUARY 1, 1998         ENDED
                                            DECEMBER 31,             TO                    TO             DECEMBER 31,
                                                1999         DECEMBER 31, 1998     SEPTEMBER 30, 1998         1997
                                           --------------   -------------------   --------------------   -------------
Net income .............................       $1,990             $4,275                 $43,009            $50,326
Other comprehensive income (loss):
  Foreign currency translation .........          199                  (1)                   539               (935)
                                               ------             --------               -------            -------
Comprehensive income ...................       $2,189             $4,274                 $43,548            $49,391
                                               ======             =======                =======            =======

       The accompanying notes are an integral part of these statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)


                            STATEMENTS OF CASH FLOWS


                                 (IN THOUSANDS)



                                                             CONSOLIDATED COMPANY               PREDECESSOR BUSINESS
                                                      ---------------------------------- -----------------------------------
                                                           YEAR          PERIOD FROM          PERIOD FROM           YEAR
                                                           ENDED       OCTOBER 1, 1998      JANUARY 1, 1998        ENDED
                                                       DECEMBER 31,           TO                   TO           DECEMBER 31,
                                                           1999       DECEMBER 31, 1998   SEPTEMBER 30, 1998*       1997
                                                      -------------- ------------------- --------------------- -------------
Cash flows from operating activities:
 Net income .........................................   $    1,990        $ 4,275             $   43,009         $  50,326
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation ......................................       12,376          2,753                  6,394             8,305
  Amortization of debt issuance costs ...............        1,795            374                     --                --
  Amortization of goodwill and other intangibles.....       11,611          2,848                     --                --
  Amortization of bond discount .....................          181             --                     --                --
  Pension and postretirement ........................        3,796            900                  1,912               956
  Inventory noncash change (Note 11) ................           --          1,321                     --                --
  Deferred income tax (credit) provision ............           --             --                   (841)            2,303
  Loss on disposal of property, plant and
    equipment .......................................           --             --                     --               192
  Loss on early extinguishment if debt ..............        3,616             --                     --                --
  Alloy depletion ...................................        2,254            613                  2,499             3,200
  Changes in assets and liabilities:
    Trade receivables, net ..........................           35           (478)               (13,788)            3,463
    Inventories .....................................       (2,108)        (2,489)                (3,591)            1,744
    Other assets ....................................          184            (34)                  (278)             (291)
    Trade accounts payable ..........................       16,257          6,486                   (468)            3,374
    Accrued liabilities and other ...................        7,200          2,250                    702            (6,760)
    Income taxes payable ............................           --             --                 (7,112)           (1,538)
                                                        ----------        -------             ----------         ---------
     Net cash provided by operating activities ......       59,187         18,819                 28,438            65,274
                                                        ----------        -------             ----------         ---------
Cash flows from investing activities:
 Additions to property, plant and equipment .........      (15,277)        (3,327)               (13,509)           (8,324)
 Other ..............................................         (326)            --                     --                --
                                                        ----------        -------             ----------         ---------
     Net cash used in investing activities ..........      (15,603)        (3,327)               (13,509)           (8,324)
                                                        ----------        -------             ----------         ---------
Cash flows from financing activities:
 Proceeds from (payments on) revolving loan .........       (5,000)         1,000                 14,000                --
 Payments on swingline ..............................         (300)            --                     --                --
 Proceeds from (payments on) bridge facility ........     (150,000)            --                150,000                --
 Proceeds from (payments on) term loans .............      (34,125)        (3,187)               240,000                --
 Payments on capital lease ..........................         (100)            --                     --                --
 Proceeds from senior notes .........................      147,000             --                     --                --
 Repayments to members ..............................           --           (525)                    --                --
 Distribution to Porcher Industries .................           --             --               (203,624)               --
 Distribution to Owens Corning ......................       (1,587)            --               (195,638)               --
 Contribution from Owens Corning ....................           --             --                  2,250                --
 Net transfers to Owens Corning .....................           --             --                (14,940)          (56,922)
 Payment of financing costs .........................       (6,043)            --                 (6,988)               --
                                                        ----------        -------             ----------         ---------
Net cash used in financing activities ...............      (50,155)        (2,712)               (14,940)          (56,922)
                                                        ----------        -------             ----------         ---------
 Effect of exchange rate on cash ....................           15               (1)                  11               (28)
                                                        ----------        ----------          ----------         ---------
Net increase (decrease) in cash .....................       (6,556)        12,779                     --                --
Cash, beginning of period ...........................       12,779             --                     --                --
                                                        ----------        ---------           ----------         ---------
Cash, end of period .................................   $    6,223        $12,779             $       --         $      --
                                                        ----------        ---------           ----------         ---------
Interest paid .......................................   $   27,697        $ 8,929             $       --         $      --
                                                        ----------        ---------           ----------         ---------
Non-cash financing/investing activities:
 Capital lease ......................................   $       --        $   386             $       --         $      --
                                                        ----------        ---------           ----------         ---------
 Non-cash contributions to capital (Note 8) .........   $       --        $    --             $   87,134         $      --
                                                        ----------        ---------           ----------         ---------
 Deferred distribution to Porcher Industries ........   $    1,656        $    --             $       --         $      --
                                                        ----------        ---------           ----------         ---------
 Step-up of assets from sale of 51% interest ........   $       --        $    --             $  267,341         $      --
                                                        ----------        ---------           ----------         ---------
 Additions to property, plant and equipment
  included in accounts payable ......................   $    2,765        $ 3,230             $       --         $      --
                                                        ----------        ---------           ----------         ---------
 Final fixed asset appraisal reclassification
  (Note 1) ..........................................   $    4,171        $    --             $       --         $      --
                                                        ----------        ---------           ----------         ---------

*Includes the financing and distribution transactions (See Note 1).


        The accompanying notes are an integral part of these statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)


                         NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

     Advanced Glassfiber Yarns LLC ("AGY" or the "Company") was formed by Owens Corning to own and operate Owens Corning's glass yarns and specialty materials business (the "Predecessor Business" or the "Company"), which was contributed to AGY, then a wholly-owned subsidiary of Owens Corning, on July 1, 1998 (the "Contribution"). On September 30, 1998, Owens Corning sold a 51% interest in AGY to a wholly owned subsidiary of Porcher Industries, S.A. ("Porcher Industries") for aggregate consideration of $338.9 million (the "Majority Purchase"). In addition, Porcher Industries paid fees and expenses of approximately $3.2 million in connection with the Majority Purchase. Therefore, the total aggregate consideration paid by Porcher Industries for its 51% interest in AGY was $342.1 million. Owens Corning retained a 49% interest in AGY.

     Prior to October 1, 1998, the Predecessor Business was managed as an operating unit of the Composites Systems Business of Owens Corning which provided certain administrative and operational support. The accompanying financial statements prior to the Majority Purchase include the cost of the Predecessor Business' employees and allocations of certain corporate services provided by Owens Corning. Management, using its experience with the Predecessor Business and its judgment, allocated approximately $6.2 million and $7.8 million of such corporate services and other support to the Predecessor Business for the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. The allocations were made primarily by estimating the proportional historical cost of various corporate departments and other functions providing services to the Predecessor Business. The proportions were based primarily upon estimates of the number of full time equivalent employees rendering service to the Predecessor Business. Management believes that its methodology is reasonable and that the costs of the operational and administrative support included in the accompanying financial statements prior to the Majority Purchase are comparable to those that the Predecessor Business would have incurred had it operated as a separate entity. The financial information presented herein may not necessarily reflect the financial position and results of operations of the Predecessor Business in the future.

     Concurrently with the Majority Purchase, AGY was recapitalized. AGY borrowed an aggregate of $404.0 million through a combination of $254.0 million under a Senior Credit Facility (as defined herein) and $150.0 million under a Senior Subordinated Credit Facility (the "Subordinated Facility"). AGY used the proceeds from the initial borrowing under the Senior Credit Facility and Subordinated Facility plus a $2.2 million contribution from Owens Corning to pay (i) an aggregate cash distribution of $399.2 million (the "Distribution") to Owens Corning and Porcher Industries in the amounts of $195.6 million and $203.6 million, respectively, and (ii) approximately $7.0 million in fees and expenses. The initial borrowings under the Senior Credit Facility and the Subordinated Facility, and the application of the net proceeds therefrom are collectively referred to as the "Financings". The Financings, together with the Contribution and Majority Purchase are collectively referred to as the "Formation Transactions".

     In connection with the Formation Transactions, the net cash outlay by Porcher Industries was $138.5 million, represented by the $338.9 million paid for the Majority Purchase plus fees and expenses of $3.2 million less the $203.6 million cash distribution Porcher Industries received from AGY. The total cash consideration received by Owens Corning was $532.3 million, comprised of the $338.9 million paid by Porcher Industries and the $195.6 million cash distribution received from AGY less a $2.2 million contribution.

     The acquisition of the 51% interest in AGY by a wholly owned subsidiary of Porcher Industries was accounted for as a partial purchase business combination in accordance with the provisions of APB No. 16 "Business Combinations" and EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION -- (Continued)

     The allocation of the purchase price, as adjusted in 1999 based on final appraisals, was as follows (in thousands):


        Accounts receivable ...................    $  16,411
        Inventories ...........................       12,645
        Property, plant and equipment .........       88,212
        Other assets ..........................          407
        Identifiable intangibles ..............       22,000
        Goodwill ..............................      216,611
        Accrued liabilities ...................      (14,137)
                                                   ---------
                                                   $ 342,149
                                                   =========

     In 1999, the Company received final appraisals on the assets acquired and as a result a reclassification of $4.2 million was made between property, plant and equipment and goodwill.


2. ACCOUNTING POLICIES


     PRINCIPLES OF CONSOLIDATION

     The business is conducted through the Company and three wholly-owned subsidiaries, AGY Yarns Canada, AGY Capital Corp. and AGY Europe SARL. Significant intercompany accounts and transactions have been eliminated. Separate financial statements or condensed consolidating financial data of the wholly-owned subsidiaries are not presented as management has determined that they would not be material to the holders of the Company's Senior Subordinated Notes.


     CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost which approximates market value.


     INVENTORIES

     Inventories are stated at the lower of cost or market value and include material, labor and manufacturing overhead. Cost is determined using the first-in, first-out (FIFO) method.


     REBUILD OF GLASS MELTING FURNACES

     Glass melting furnaces periodically require substantial rebuilding. The time period between rebuilds varies depending upon the utilization of the furnace. The Company applies the capital method of accounting for the cost to rebuild glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces, which is approximately 14 years.


     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation of property, plant and equipment is calculated principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in operations.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. ACCOUNTING POLICIES -- (Continued)


The estimated useful lives of the assets are as follows:
  Buildings and leasehold improvements .................   15-40 Years
  Machinery and equipment ..............................    5-25 Years

     Alloy metals are an integral part of the Company's installed glass melting furnaces and therefore are classified as property, plant and equipment in the accompanying financial statements.

     Alloy metals are the primary component of the heat resistant glass forming bushings in the Company's glass melting furnaces. Molten glass is passed through the bushings to form glass filaments. During the manufacturing process a small portion of the alloy metals is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service life of the bushings are dependent upon a number of factors including the type of furnace and the product being produced. Based upon historical metal loss, the Company's alloy metals have a useful life of up to 50 years.


     REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

     Revenues are recognized when title to products passes to the customer, which is typically at shipment. Two customers accounted for approximately 47% and 36% of the Company's gross accounts receivable at December 31, 1999 and 1998, respectively.

     The following table represents a summary of sales to significant customers as a percentage of the Company's net sales:



                         YEAR ENDED            PERIOD                 PERIOD            YEAR ENDED
                        DECEMBER 31,     OCTOBER 1, 1998 TO     JANUARY 1, 1998 TO     DECEMBER 31,
                            1999          DECEMBER 31, 1998     SEPTEMBER 30, 1998         1997
                       --------------   --------------------   --------------------   -------------
Customer A .........        25%                 22%                    19%                 21%
Customer B .........        16%                 16%                    17%                 11%
                            --                  --                     --                  --
                            41%                 38%                    36%                 32%
                            ==                  ==                     ==                  ==

SELF INSURANCE

     The Company is self-insured for certain elements of their employee benefits, including workers compensation, but limits its liability through stop-loss insurance and annual plan maximum insurance limits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.



     FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's Canadian operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

     As of the date of the Formation Transactions, the European operations of AGY consisted principally of a distributorship. As of the date of the Formation Transactions, the European operations became a direct and integral component of the U.S. operations and are not a distinct and separate operation.

     On June 8, 1999 the Company formed AGY Europe, SARL, a wholly owned subsidiary located in Lyon, France. This subsidiary provides administrative and managerial support for the Company's European operations. The assets and liabilities of the Company's AGY Europe, SARL operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

     Prior to the Formation Transactions, the functional currency of Owens Corning's European operations was the local currency. Accordingly, assets and liabilities of the European group were translated at the year-end exchange rates and income and expenses were translated at the average exchange rates prevailing during the period.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. ACCOUNTING POLICIES -- (Continued)

     Adjustments resulting from the translations were recorded as a separate component of Net Assets/Members' Interest.


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     INTANGIBLE ASSETS

     Included in intangible assets are goodwill (i.e., excess of acquisition costs over identifiable assets), patents and trademarks, debt issuance costs and covenant not to compete. Goodwill represents the excess of cost over the fair value of tangible and intangible assets acquired. Debt issuance costs are being amortized over the terms of the respective debt agreements using the interest method (See Note 5).

     The Company's policy is to evaluate goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on undiscounted operating cashflows that will result from the use of such assets. When projected future cashflows on an undiscounted basis are less than the carrying value of the assets, the impaired assets are written down to net realizable value. The Company believes there is no impairment at December 31, 1999.


     OTHER INCOME

     Other income includes royalty and technical service fees.


     RESEARCH AND DEVELOPMENT

     The Company expenses research and development costs as incurred. These costs were approximately $3,967,000, $384,000 and $500,000 for the year ended December 31, 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively. Such costs were immaterial in amount for the year ended December 31, 1997.


     IMPAIRMENT OF LONG-LIVED ASSETS

     The Company assesses whether its long lived assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company believes there is no impairment at December 31, 1999.


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments in the accompanying financial statements approximates the carrying value, unless otherwise disclosed.


     RECENTLY ISSUED ACCOUNTING STANDARDS

     On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, which changes the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. ACCOUNTING POLICIES -- (Continued)

that due to the Company's limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.


     RECLASSIFICATION

     Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.


3. INVENTORIES

     Inventories consist of the following (in thousands):



                                     DECEMBER 31, 1999     DECEMBER 31, 1998
                                    -------------------   ------------------
Finished goods ..................         $21,022               $19,491
Materials and supplies ..........           5,791                 5,200
                                          -------               -------
 Total inventories ..............         $26,813               $24,691
                                          =======               =======

4. NET PROPERTY, PLANT AND EQUIPMENT

     Net property, plant and equipment consist of the following (in thousands):




                                                   DECEMBER 31, 1999     DECEMBER 31, 1998
                                                  -------------------   ------------------
Land ..........................................        $     827             $  1,498
Building and leasehold improvements ...........           24,840               18,790
Machinery and equipment .......................           95,846               96,134
Construction in progress ......................           12,578                3,823
                                                       ---------             --------
 Gross property, plant and equipment ..........          134,091              120,245
 Less: accumulated depreciation ...............          (15,104)              (2,753)
Alloy metals ..................................           32,618               34,872
                                                       ---------             --------
Net property, plant and equipment .............        $ 151,605             $152,364
                                                       =========             ========

     The Company leases computer equipment under a capital lease agreement. The carrying value of equipment under capital leases was approximately $289,000 and $385,000 at December 31, 1999, and December 31, 1998, respectively.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. INTANGIBLE ASSETS
     Goodwill and all other intangible assets are amortized on the straight-line method over the estimated useful lives of the assets, which are as follows at December 31, 1999 (in thousands):



                                                                                  AMORTIZATION
                                      DECEMBER 31, 1999     DECEMBER 31, 1998        PERIOD
                                     -------------------   -------------------   -------------
Goodwill .........................        $ 216,611             $212,245             25 Years
Patents and trademarks ...........           20,140               20,000              8 Years
Debt issuance costs ..............           13,224               11,125           6-10 Years
Covenant not to compete ..........            2,000                2,000              5 Years
                                          ---------             --------
                                            251,975              245,370
Accumulated amortization .........          (16,305)              (3,222)
                                          ---------             --------
                                          $ 235,670             $242,148
                                          =========             ========

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following (in thousands):



                                                        DECEMBER 31, 1999     DECEMBER 31, 1998
                                                       -------------------   ------------------
Vacation ...........................................         $ 3,061               $ 3,180
Accrued interest ...................................           6,989                    --
Real and personal property taxes ...................           1,487                 3,030
Incentive compensation and profit sharing ..........             717                 2,535
Other ..............................................           4,405                 3,038
                                                             -------               -------
                                                             $16,659               $11,783
                                                             =======               =======

     Under the transitional services agreement with Owens Corning (Note 9), the administration of the Company's health benefit plan was performed by Owens Corning. As such, the accrued costs associated with these benefits were included in the payable to Owens Corning.


7. LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):



                                                  DECEMBER 31, 1999     DECEMBER 31, 1998
                                                 -------------------   ------------------
Senior Credit Facility
 Five year revolving credit facility .........        $   9,700            $  15,000
 Term Loan A .................................           99,188              112,125
 Term Loan B .................................          103,501              124,688
Senior Subordinated Credit Facility ..........               --              150,000
Senior Subordinated Notes, 9 7/8%,
 net of discount of $2,819....................          147,181                   --
Capital lease obligation .....................              285                  385
                                                      ---------            ---------
                                                        359,855              402,198
Less current portion .........................          (18,390)             (14,297)
                                                      ---------            ---------
Long-term debt ...............................        $ 341,465            $ 387,901
                                                      =========            =========

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT -- (Continued)

     The following is a schedule of future maturities of term debt, including minimum lease payments (in thousands):



       TWELVE MONTHS ENDING
           DECEMBER 31,
---------------------------------
  2000 ..........................    $ 18,390
  2001 ..........................      19,835
  2002 ..........................      24,142
  2003 ..........................      24,048
  2004 ..........................      52,367
  2005 and thereafter ...........     221,073

     SENIOR CREDIT FACILITY

     In connection with the Formation Transactions, AGY entered into a senior secured credit agreement, pursuant to which the lenders committed to lend to AGY up to $315.0 million (the "Senior Credit Facility"), including: (i) a six-year revolving credit facility in an aggregate principal amount of up to $75.0 million (the "Revolver") which includes a $30.0 million letter of credit subfacility; (ii) a six-year term loan in an aggregate principal amount of $115.0 million ("Term Loan A"); (iii) a seven-year term loan in an aggregate principal amount of $125.0 million ("Term Loan B" and together with Term Loan A, the "Term Loans").

     On December 16, 1999, the Company and its lenders amended the Senior Credit Facility, reducing the available amount of the Revolver from $75 million to $65 million. As a result of the reduction, the deferred financing fees of approximately $195,000 were written off and are included in interest expense in the fourth quarter of 1999. In addition, the Company prepaid $15 million towards the principal balance of Term Loan B. The available balance under the revolver was $53.9 million and $59.5 million at December 31, 1999 and 1998, respectively.

     The amendment to the Senior Credit Facility also modified certain financial covenants, including the interest coverage ratio and the leverage ratio. The changes to the Senior Credit Facility as outlined in the amendment are reflected in the financial statements and in the corresponding notes as of December 31, 1999.

     The Senior Credit Facility is collateralized by a first priority lien on substantially all of the properties and assets of AGY and its respective domestic subsidiaries, now owned or acquired thereafter and a pledge of Porcher Industries' membership interest in AGY. The Senior Credit Facility will be guaranteed by all of AGY's future domestic subsidiaries.

     At AGY's option, the interest rates per annum applicable to the Revolver and the Term Loan A is a fluctuating rate of interest measured by reference either to: (i) LIBOR plus a borrowing margin or (ii) the bank's base rate, which is the greater of the published prime rate or the overnight federal funds rate plus 0.5% (the "ABR") plus a borrowing margin. The applicable borrowing margin for the Revolver and Term Loan A ranges from 1.75% to 3.0% for LIBOR based borrowings and .5% to 1.75% for ABR based borrowings. The applicable borrowing margin for the Term Loan B ranges from 3.50% to 3.75% for LIBOR based borrowings and 2.25% to 2.5% for ABR based borrowings. In October 1998, the Company entered into interest rate swap agreements which convert the LIBOR rates of interest on Term Loan A and Term Loan B to 4.92% and 5.04% per annum, respectively, plus the applicable borrowing margin, in order to limit its exposure to interest rate fluctuations under the Term Loan portion of the Senior Credit Facility. These swap agreements remain in effect through the six-year and seven-year terms of Term Loan A and Term Loan B, respectively. The notional amount of these swaps was approximately $99,000,000 and $103,500,000 for Term Loan A and Term Loan B at December 31, 1999. The

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT -- (Continued)

Company is exposed to losses in the event of nonperformance by the counterparties under the interest rate swap agreements. As of December 31, 1999, the Company expects the counterparties to fully perform under these contracts.

     During 1999, the Company terminated portions of the interest rate swap related to early payment of Term Loan B in the amount of $5 million and $15 million in the second and fourth quarters of 1999, respectively. The company recognized a gain of $.3 million and $1.2 million related to the early payments which have been included as other income in the accompanying financial statements.

     The interest rate on borrowings outstanding under the Revolver, Term Loan A and Term Loan B as of December 31, 1999 was 10.25%, 7.92% and 8.79%, respectively. The interest rate on borrowings outstanding under the Revolver, Term Loan A, and Term Loan B as of December 31, 1998 was 7.79%, 7.67%, and 8.54%, respectively. The fair value of the interest rate swap agreements, representing the estimated amount that the Company would receive to terminate the swap agreements, was approximately $4,439,000 and $8,493,000, respectively, at December 31, 1999, however, the Company has no intention of terminating the swap agreements.

     The Senior Credit Facility contains covenants restricting AGY and its subsidiaries with respect to the incurrence of debt (including guarantees); the creation of liens; substantially changing the nature of AGY's or its subsidiaries' businesses; the consummation of certain transactions such as dispositions of substantial assets, mergers, acquisitions, reorganizations and recapitalizations; the making of certain investments and loans, non-ordinary course asset sales and capital expenditures; the making of dividends and other distributions; transactions with affiliates (outside of trade sales and purchases) and AGY's ability to prepay certain debt. AGY also is required to comply with certain financial tests and maintain certain financial ratios. Certain of these financial tests and ratios include: (i) maintaining a maximum Leverage Ratio; (ii) maintaining a minimum Consolidated Net Worth (as defined in the Senior Credit Facility); (iii) maintaining a minimum Interest Coverage Ratio (as defined in the Senior Credit Facility); and (iv) maintaining a minimum Fixed Charge Coverage Ratio (as defined in the Senior Credit Facility). At December 31, 1999, the Company was in compliance with the aforementioned covenants.

     The Senior Credit Facility also contains customary Events of Default. An Event of Default under the Senior Credit Facility will allow the lenders thereunder to accelerate or, in certain cases, will automatically cause the acceleration of the maturity of the debt under the Senior Credit Facility. Further, in the event of default, the interest rate would be increased.


     SENIOR SUBORDINATED CREDIT FACILITY

     In connection with the Formation Transactions, AGY entered into an unsecured senior subordinated credit facility (the "Facility"). This Facility, which had a maturity of September 30, 2008, provided for aggregate borrowings in an amount of $150 million and was fully drawn by AGY as of December 31, 1998.

     Amounts outstanding under this Facility accrued interest at a rate equal to the sum (a) of the greater of (i) the three month LIBOR rate or (ii) a Treasury based rate (based on Treasury securities of the same principal amount as the Facility), plus (b) a margin of 4.25%. The 4.25% margin increased by
 .25% per annum at the end of each three-month period during the term of the Facility. The maximum annual rate on the Facility was 18%. The rate of interest on the amounts outstanding was 9.51% at December 31, 1998.


     SENIOR SUBORDINATED NOTES

     On January 21, 1999, the Company issued $150 million of 9 7/8% Senior Subordinated Notes ($147 million net of discount) due 2009. Interest is payable semiannually beginning in July, 1999. Net proceeds of approximately $142.9 million plus additional borrowings under the revolving credit facility were used to repay outstanding indebtedness of $150 million under the Senior Subordinated Credit Facility. In addition, debt issuance costs of

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. LONG-TERM DEBT -- (Continued)

$3.6 million associated with the termination of the Senior Subordinated Credit Facility were written off in the first quarter of 1999.


     OTHER

     The Company has outstanding standby letters of credit at December 31, 1999 and December 31, 1998 of approximately $1,392,000 and $512,000 respectively, to secure workers compensation obligations. Such letters of credit expire in September 2000.


     KEEPWELL AGREEMENT

     In connection with the Formation Transactions, Owens Corning entered into a Keepwell Agreement to support the liquidity of AGY. In the event that AGY does not have the liquidity to pay the interest on the Senior Credit Facility when due, Owens Corning will loan AGY an amount equal to the aggregate deficiency. Owens Corning's obligations to make such loans is limited to a maximum aggregate amount of $65 million, and a maximum annual amount of $20 million. The Owens Corning maximum aggregate obligation is reduced by $10 million semi-annually beginning in 1999. This Agreement terminates in January 2002.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. MEMBERSHIP INTEREST
     The following table sets forth the statement of changes in members' interest (net assets prior to the majority purchase) in AGY (in thousands):



                                                                                          MEMBERSHIP INTEREST
                                                                 ACCUMULATED  --------------------------------------------
                                                                    OTHER
                                                                COMPREHENSIVE      OWENS
                                                   NET ASSETS      INCOME         CORNING       PORCHER         TOTAL
                                                  ------------ -------------- -------------- ------------- ---------------
Balance at December 31, 1996 ....................  $  37,483      $  (633)      $       --    $       --     $  36,850
 Net income .....................................     50,326                                                    50,326
 Net transfers to Owens Corning .................    (56,922)          --               --            --       (56,922)
 Translation loss ...............................         --         (935)              --            --          (935)
 Other, net .....................................      1,621           --               --            --         1,621
                                                   ---------      -------       ----------    ----------     ---------
Balance at December 31, 1997 ....................     32,508       (1,568)              --            --        30,940
 Net income from January 1, 1998 to
   June 30, 1998 ................................     24,698           --               --            --        24,698
Translation gain ................................         --          539               --            --           539
                                                   ---------      -------       ----------    ----------     ---------
Balance at June 30, 1998 ........................     57,206       (1,029)              --            --        56,177
 Change from Business Unit to LLP ...............    (57,206)       1,029           56,177            --            --
 Deferred tax adjustment due to change
   from Business Unit to LLP ....................         --           --          (10,513)           --       (10,513)
 Net income from July 1, 1998 to
   September 30, 1998 ...........................         --           --           18,311            --        18,311
 Net transfers to Owens Corning .................         --           --          (14,940)           --       (14,940)
 Net liabilities assumed by Owens Corning
   and treated as capital contribution ..........         --           --           97,647            --        97,647
 Contribution from Owens Corning ................         --           --            2,250            --         2,250
 Sale of 51% interest to Porcher ................         --           --          (74,808)      342,149       267,341
 Distributions ..................................         --           --         (195,638)     (203,624)     (399,262)
                                                   ---------      -------       ----------    ----------     ---------
Balance at September 30, 1998 ...................         --           --         (121,514)      138,525        17,011
Net income from October 1, 1998 to
 December 31, 1998 ..............................         --           --            2,095         2,180         4,275
Foreign currency translation adjustment .........         --             (1)            --            --              (1)
                                                   ---------      ----------    ----------    ----------     ------------
Balance at December 31, 1998 ....................         --             (1)      (119,419)      140,705        21,285
Net income ......................................                                      975         1,015         1,990
Foreign currency translation adjustment .........         --          199               --            --           199
Distribution to members .........................         --           --           (1,587)       (1,656)       (3,243)
                                                   ---------      ---------     ----------    ----------     -----------
Balance at December 31, 1999 ....................  $      --      $   198       $ (120,031)   $  140,064     $  20,231
                                                   =========      =========     ==========    ==========     ===========

     PUT RIGHT

     Commencing September 30, 2003, each of the members have the right to sell not less than all of their ownership interest in AGY (a "Put Right") in the event certain conditions described below are satisfied. If either of the members exercises its Put Right, the value of the ownership interest will be determined by a third party according to the procedures set forth in the operating agreement. AGY's obligation to purchase a member's ownership interest is conditioned upon AGY financing the purchase with a third party lender while maintaining or obtaining not less than a B rating on its then outstanding unsecured debt after giving effect to the purchase. In addition, AGY's ability to fund the Put Right will be conditioned upon maintaining compliance with the covenants under the Senior Credit Facility.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. MEMBERSHIP INTEREST -- (Continued)

     As of December 31, 1999, AGY could not finance the purchase of all or any portion of either member's ownership interest and maintain a credit rating of at least B on its existing unsecured debt. If AGY meets this requirement in the future, the Company will commence accretion to this estimated redemption value of each member's ownership interest. Such accreted redemption amount will be presented outside of the members' interest section of the balance sheet after total liabilities. Management's estimate of the aggregate value of the members' ownership interest using the measurement procedures specified in the Operating Agreement is approximately $250 million.


9. TRANSACTIONS WITH RELATED PARTIES

     The Company engages in several transactions with related parties. The following is a description of these transactions.


     SALES

     Porcher Industries and affiliates represented approximately $63,000,000, $14,000,000 and $39,000,000 of AGY's net sales for the year ended December 31, 1999, and the period ended December 31, 1998, and September 30, 1998, respectively. Trade receivables from Porcher and affiliates were approximately $6,900,000 and $3,800,000 at December 31, 1999 and 1998, respectively.


     PURCHASES OF MATERIALS

     The Company purchases glass marbles, which are used as an input material to the production of certain glass yarns from Owens Corning. Glass marble purchases were $4,988,000, $1,667,000, $2,157,000 and $3,047,000 for the year ended December 31, 1999, the periods ended December 31, 1998, and September 30, 1998, and the year ended December 31, 1997, respectively.


     GLASS FORMING BUSHING FABRICATION SERVICES AND ALLOY METAL LOSS

     The glass forming bushings used in the Company's glass melting furnaces require periodic refurbishing. Refurbishing and fabrication services are provided to the Company by Owens Corning's central alloy operations. Such services and alloy metals physically consumed in the manufacturing process are charged to the Company and were $3,885,000, $721,000, $2,499,000 and $3,200,000 for the year ended December 31, 1999, the periods ended December 31, 1998, and September 30, 1998, and the year ended December 31, 1997, respectively.


     BORATES SUPPLY AGREEMENT

     The Company purchases borates, which are used as an input material to the production of certain glass yarns from Owens Corning. Borates purchases were $3,280,000, $879,000, $2,550,000 and $3,682,000 for the year ended December 31,
1999, the periods ended December 31, 1998, and September 30, 1998, and the year ended December 31, 1997, respectively. Additionally, Owens Corning began charging the Company an administrative fee for these services beginning October 1, 1998. Such administrative charges were $150,000 and $25,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively.


     BATTICE SUPPLY AGREEMENTS

     The Company purchases certain glass yarn products from Owens Corning's Battice manufacturing facility for resale. Such purchases were $18,830,000 and $5,017,000 for the year ended December 31, 1999 and period ended December 31, 1998. Prior to the Majority Purchase, Owens Corning's Battice manufacturing facility sold such products directly to the customer.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

9. TRANSACTIONS WITH RELATED PARTIES -- (Continued)

     BYPRODUCTS SUPPLY AGREEMENT

     Owens Corning purchases byproducts of the Company's manufacturing processes called dry chopped yarn and slit hanks from the Company. The Company's sales of these byproducts to Owens Corning were $2,902,000, $244,000, $818,000, and $723,000 for the year ended December 31, 1999, the periods ended December 31, 1998 and September 30, 1998 and for the year ended December 31, 1997, respectively and are included in other income.

     Owens Corning produces Low Tex Type 30 for the Company's customers. Beginning October 1, 1998 the Company receives a fee from Owen Corning equal to 10% of sales of those products to the Company's customers. These fees were approximately $292,000 and $203,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively.


     TRANSITIONAL SERVICES

     The Company entered into a transitional services agreement with Owens Corning at the time of the Majority Purchase for processing the Company's payroll, health care and benefit costs, accounts payable and for providing certain accounting and information services. Such charges were $3,910,000 and $1,681,000, and were included in the selling, general, and administrative expenses for the year ended December 31, 1999 and the period ended December 31, 1998, respectively. In addition, the Company reimburses Owens Corning for paying certain health care costs. Such health care charges were $7,683,000 and $2,097,000, and were included in selling, general and administrative expenses for the year ended December 31, 1999 and the period ended December 31, 1998.


     LEASE TRANSACTIONS

     The Company has entered into operating sub-lease agreements with Owens Corning for certain manufacturing equipment. The rental expense included in the Company's statements of operations associated with these leases was $2,243,000, $557,000, $1,677,000, and $1,928,000 for the year ended December 31, 1999, the periods ended December 31, 1998 and September 30, 1998, and the year ended December 31, 1997, respectively.

     The future minimum rental commitments associated with these leases are as follows (in thousands):


  2000 ...............    $2,263
  2001 ...............     1,776
  2002 ...............       522

     The Company leases a manufacturing facility from a wholly-owned subsidiary of Porcher Industries. Rental expenses associated with this facility was approximately $655,000, $165,000, and $110,000 for the year ended December 31, 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively.


10. EMPLOYEE BENEFITS


     PENSION PLAN

     Prior to the Majority Purchase, the hourly and salaried employees of the Predecessor Business participated in Company wide defined benefit plans maintained by Owens Corning. Under the plans, pension benefits were generally based on an employee's pay and number of years of service. Contributions to these pension plans were based on the calculations of independent actuaries using the projected unit credit method. Plan assets consisted primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses were amortized over the average future service period of plan participants expected for receive benefits.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFITS -- (Continued)

     Pension expense attributed to the Predecessor Business defined benefit pension plans includes the following (in thousands):



                                                                 PERIOD
                                                             JANUARY 1, 1998
                                                                   TO
                                                           SEPTEMBER 30, 1998        1997
                                                          --------------------   -----------
Service cost ..........................................         $  1,673          $  2,000
Interest cost on projected benefit obligation .........            5,892             7,777
Actual return on plan assets ..........................           (6,746)           (8,649)
Amortization of transition amount .....................             (420)             (613)
Amortization of actuarial loss ........................            1,260               654
Amortization of prior service cost ....................             (765)           (1,113)
                                                                --------          --------
Net pension expense ...................................         $    894          $     56
                                                                ========          ========

     Assumptions used:



                                                        1998         1997
                                                     ----------   ----------
          Discount rates .........................       6.50%        7.25%
          Return on asset ........................       9.00%        9.00%
          Rate of compensation increase ..........       5.50%        5.00%

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFITS -- (Continued)

     The change in projected benefit obligation, the change in fair value of plan assets and the funded status of the Company's pension plans at December 31, 1998 is summarized below (in thousands):



                                                                    PERIOD
                                                              JANUARY 1, 1998 TO
                                                              SEPTEMBER 30, 1998
                                                             -------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period ................        $ 112,580
Service cost .............................................            1,673
Interest cost ............................................            5,892
Actuarial loss ...........................................           11,832
Benefit payments .........................................          (19,223)
                                                                  ---------
Benefit obligation at end of period ......................        $ 112,754
                                                                  =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period .........        $ 110,924
Actual return on plan assets .............................           12,436
Benefit payments .........................................          (19,223)
                                                                  ---------
Fair value of plan assets at end of period ...............        $ 104,137
                                                                  =========
FUNDED STATUS
Funded status at end of period ...........................        $  (8,617)
Unrecognized net transition asset ........................           (3,069)
Unrecognized net actuarial loss ..........................            9,654
Unrecognized prior service costs .........................           (7,181)
Adjustment for Majority Purchase .........................            4,113
                                                                  ---------
Net amount recognized ....................................        $  (5,100)
                                                                  =========
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
Accrued benefit liability ................................        $  (5,100)
                                                                  ---------
Net amount recognized ....................................        $  (5,100)
                                                                  =========

     Under the Majority Purchase, Owens Corning continued to remain responsible for pension benefits earned through September 30, 1998. However, AGY agreed to pay for subsidized benefits offered under the plan to participants who retire before normal retirement age. This subsidized benefit is the result of the plan paying early retirement benefits which are actuarially larger than benefits provided at normal retirement age. For those participants under age 55 on September 30, 1998, the subsidy on the entire retirement benefit (including the portion of the benefit earned while the participant was an employee of the Predecessor Business) has been borne by AGY. This liability to AGY at September 30, 1998 was actuarially calculated to be $5.1 million. For those employees eligible to retire, AGY is responsible for only the subsidy on the portion of the benefit earned subsequent to September 30, 1998.

     Additionally, AGY has agreed to be responsible for the service costs under the plan through December 31, 1999. The amount reimbursable to Owens Corning attributed to AGY's unfunded contracted responsibility under this agreement charged to expense for the year ended December 31, 1999 and the period October 1, 1998 to December 31, 1998 was $2,696,000 and $500,000 respectively.

     Effective January 1, 2000, AGY adopted a deferred contribution plan which allows qualifying employees to contribute up to 15% of their pre-tax compensation on an annual basis. The Company matches 35% of each

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFITS -- (Continued)

employee's contribution up to a certain percentage. Accordingly, AGY employees no longer participate in the Owens Corning plan.


     POSTRETIREMENT

     The employees of the Predecessor Business participated in health care and life insurance benefit plans for certain retired employees and their dependents. The heath care plans in the U.S. were unfunded and pay either: 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or, 2) fixed amounts of medical expense retirement.

     Employees became eligible to participate in the health care plans upon retirement under the Predecessor Business' pension plans if they have accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. The Predecessor Business reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements.

     Under the Majority Purchase, AGY assumed the liability for these health care and life insurance benefits for active employees on September 30, 1998.

     The amount of net postretirement benefits cost attributed to AGY and the Predecessor Business included the following components (in thousands):



                                                                    PERIOD               PERIOD
                                                              OCTOBER 1, 1998 TO   JANUARY 1, 1998 TO
                                                      1999     DECEMBER 31, 1998   SEPTEMBER 30, 1998      1997
                                                   --------- -------------------- -------------------- -----------
Service cost .....................................  $  900           $225               $    753        $    900
Interest cost on projected benefit obligation ....     700            175                  2,864           3,780
Amortization of prior services cost ..............      --             --                 (2,599)         (3,780)
                                                    ------           ----               --------        --------
Net pension expense ..............................  $1,600           $400               $  1,018        $    900
                                                    ======           ====               ========        ========

     Assumptions used:



                                                            1999         1998         1997
                                                         ----------   ----------   ----------
       Discount rates ................................       8.00%        6.50%        7.25%
       Initial health care cost trend rate ...........      10.00%       4-9.5%        4-10%
       Ultimate health care cost trend rate ..........       4.00%         4-7%         4-7%

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

10. EMPLOYEE BENEFITS -- (Continued)

     The change in benefit obligation, the change in fair value of plan assets and the funded status of the postretirement benefit plans at December 31, is summarized below (in thousands):



                                                                                    PERIOD                 PERIOD
                                                                              OCTOBER 1, 1998 TO     JANUARY 1, 1998 TO
                                                                  1999         DECEMBER 31, 1998     SEPTEMBER 30, 1998
                                                             -------------   --------------------   -------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period ................     $  12,400          $  12,000              $  56,700
Service cost .............................................           900                225                    753
Interest cost ............................................           700                175                  2,864
Actuarial loss ...........................................         1,217                 --                  6,432
Expected benefit payments ................................            --                 --                 (3,444)
Adjustment for Majority Purchase .........................            --                 --                (51,305)
                                                               ---------          ---------              ---------
Benefit obligation at end of period ......................     $  15,217          $  12,400              $  12,000
                                                               =========          =========              =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of period .........     $      --          $      --              $      --
Benefit payments .........................................            --                 --                     --
                                                               ---------          ---------              ---------
Fair value of plan assets at end of period ...............     $      --          $      --              $      --
                                                               =========          =========              =========
FUNDED STATUS
Funded status at end of period ...........................     $ (15,217)         $ (12,400)             $ (12,000)
Unrecognized net actuarial loss ..........................         1,217                 --                     --
                                                               ---------          ---------              ---------
Net amount recognized ....................................     $ (14,000)         $ (12,400)             $ (12,000)
                                                               =========          =========              =========

     Assumed health care trend rates have significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:



                                                                                1-PERCENTAGE POINT
                                                                             -------------------------
                                                                              INCREASE      DECREASE
                                                                             ----------   ------------
Effect on total of service and interest cost components for 1997 .........     $  867       $   (824)
Effect on postretirement benefit obligation at October 31, 1997 ..........     $7,779       $ (7,390)
Effect on total of service and interest cost components for 1998 .........     $1,000       $   (950)
Effect on postretirement benefit obligation at September 30, 1998 ........     $9,595       $ (9,115)
Effect on total of service and interest cost components for 1999 .........     $  171       $   (135)
Effect on postretirement benefit obligation at December 31, 1999 .........     $1,042       $   (826)

     Effective January 1, 2000, AGY adopted a health care and life insurance benefit plan for certain retired employees and their dependents. The terms of this plan are substantially the same as the terms of the Owens Corning plan.


11. RESTRUCTURING AND NONRECURRING COSTS

     During the first quarter of 1998, the Predecessor Business recorded a $2 million restructuring charge relating to personnel reductions at the Aiken and Huntingdon plant locations. The charge represents severance costs associated with the elimination of approximately 100 positions.

     During the period October 1, 1998 to December 31, 1998, the Company incurred nonrecurring charges of $626,000 related to labor agreement settlements included in the cost of sales and $268,000 related to relocation costs included in selling, general and administration expense. An additional $130,000 of costs associated with

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

11. RESTRUCTURING AND NONRECURRING COSTS -- (Continued)

software training was incurred and is included in selling, general and administrative expenses. The operating profit for the period October 1, 1998 to December 31, 1998 was adversely impacted by $1.3 million attributable to charges resulting from the purchase accounting adjustment to reflect the fair value of the inventory as of the date of the Majority Purchase.

     During the year ended December 31, 1999, the Company incurred nonrecurring charges of $262,000 related to labor agreement settlements included in the cost of sales, $1,182,000 related to relocation costs included in selling, general and administrative expenses and $252,000 related to professional fees included in selling, general and administrative expenses. An additional $1,584,000 of consulting costs associated with software training and system implementation was incurred and is included in selling, general and administrative expenses. In addition, during the fourth quarter of 1999, severance costs of $290,000 were accrued and are included as restructuring charges.


12. INTEREST EXPENSE

     Interest expense includes the following for the year ended December 31, 1999 and the period ended December 31, 1998 (in thousands):



                                                    1999         1998
                                                 ----------   ---------
Interest expense on long-term debt ...........    $34,848      $8,739
Amortization of debt issuance costs ..........      1,976         374
                                                  -------      ------
                                                  $36,824      $9,113
                                                  =======      ======

13. INCOME TAXES

     The provision for income taxes, income taxes payable and deferred income taxes included in the accompanying financial statements have been calculated as if the Predecessor Business, prior to July 1, 1998 operated as a stand alone entity. Effective July 1, 1998, the Company was established as a limited liability company, and is not subject to income tax; therefore, the statement of operations included herein does not reflect income tax expense for any period subsequent to July 1, 1998. Income tax expense reflected in the statement of operations for the nine months ended September 30, 1998 represents the estimated income tax expense attributable to the results of operations of the Predecessor Business through June 30, 1998. Income tax for the periods subsequent to the Contributions is the responsibility of the members based on their respective interest in AGY.

     Income before provision for income taxes (in thousands):



                             PERIOD                YEAR
                        JANUARY 1, 1998           ENDED
                               TO              DECEMBER 31,
                     TO SEPTEMBER 30, 1998         1997
                    -----------------------   -------------
U.S. ............           $57,139              $81,129
Foreign .........             2,096                1,737
                            -------              -------
Total ...........           $59,235              $82,866
                            =======              =======

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

13. INCOME TAXES -- (Continued)

     The provision for income taxes consists of the following (in thousands):



                                                      PERIOD               YEAR
                                                  JANUARY 1, 1998         ENDED
                                                        TO             DECEMBER 31,
                                                SEPTEMBER 30, 1998         1997
                                               --------------------   -------------
Currently payable:
  U.S. state and federal ...................         $16,229             $29,539
  Foreign ..................................             838                 698
Deferred:
  U.S. state and federal ...................            (841)              2,303
                                                     -------             -------
  Total provision for income taxes .........         $16,226             $32,540
                                                     =======             =======

     The reconciliation between U.S. federal statutory rate and the effective income tax rate is:



                                             PERIOD JANUARY 1, 1998
                                                       TO
                                               SEPTEMBER 30, 1998       1997
                                            -----------------------   -------
U.S. Federal statutory rate .............              35%               35%
  State and local income taxes ..........               4%                4%
  LLC income not subject to tax .........             (12%)              --
                                                      ---                --
                                                       27%               39%
                                                      ===                ==

     Deferred income taxes were determined based on the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, given the provisions of the enacted tax laws. As a result of the conversion to a limited liability company, the deferred tax asset at July 1, 1998 of $10,513 was treated as a deemed distribution and reflected as a reduction of net assets.

     Income tax expense of $190,000 was recorded in 1999 related to foreign taxes on AGY Yarns Canada and AGY Europe SARL. Deferred taxes were immaterial as of and for the year ended December 31, 1999.


14. SEGMENT INFORMATION

     The Company operates in one business segment that manufactures glass fiber yarns and specialty materials that are used in a variety of industrial and commercial applications. The following geographic information represents the Company's net sales based on product shipment location and total assets based on physical locations for the region and period indicated (in thousands):



                                    CONSOLIDATED COMPANY                   PREDECESSOR BUSINESS
                            ------------------------------------   ------------------------------------
                                 YEAR            PERIOD FROM            PERIOD FROM            YEAR
                                 ENDED         OCTOBER 1, 1998        JANUARY 1, 1998         ENDED
                             DECEMBER 31,             TO                    TO             DECEMBER 31,
                                 1999         DECEMBER 31, 1998     SEPTEMBER 30, 1998         1997
                            --------------   -------------------   --------------------   -------------
Net sales ...............
  North America .........      $177,776            $51,164               $149,686            $199,169
  Europe ................        63,500             10,861                 46,276              68,429
  Asia ..................         9,690              1,244                  8,929               9,759
  Others ................         1,270                134                    357                  --
                               --------            -------               --------            --------
                               $252,236            $63,403               $205,248            $277,357
                               ========            =======               ========            ========

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

14. SEGMENT INFORMATION -- (Continued)

     Assets by region:



                           DECEMBER 31,     DECEMBER 31,
                               1999             1998
                          --------------   -------------
North America .........      $416,250         $442,027
Europe ................        33,558           20,021
Asia ..................         3,834            3,421
                             --------         --------
                             $453,642         $465,469
                             ========         ========

15. PRO FORMA SUPPLEMENTARY DATA

     The following pro forma supplementary data (in thousands) for the period from January 1, 1998 to September 30, 1998 and for the year ended December 31, 1997 give effect to the formation transactions as if they had occurred on January 1, 1997. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the transactions been consummated on the dates assumed and do not project the Company's results of operations for any future date (See Notes 1 and 2).



                                  PERIOD FROM            YEAR
                                JANUARY 1, 1998         ENDED
                                      TO             DECEMBER 31,
                              SEPTEMBER 30, 1998         1997
                             --------------------   -------------
Net sales ................         $205,248            $277,357
Gross profit .............           63,281              86,082
Operating profit .........           41,216              59,877
Net income ...............           14,718              21,039

16. DISTRIBUTIONS

     Pursuant to the terms of the Operating Agreement, the Company makes an annual distribution (the "Tax Distribution") from its net cash flows and permitted borrowings under the Senior Credit Facility to each of Owens Corning and Porcher Industries in order to fund the taxes payable by each owner on their proportionate share of the Company's net ordinary income and net capital gain. In connection with the Majority Purchase, the Company has made a partnership election to step up the basis of certain of the Company's tangible and intangible assets. The resulting increase in depreciation and amortization expense is allocated wholly to Porcher Industries. As a result, the Tax Distributions are not made on a pro rata basis and Porcher Industries has an unrecovered distribution amount (the "Deferred Distribution"). The Deferred Distribution earns interest at the highest rate of interest on the Senior Credit Facility. Earned interest on the distribution was $163,000 for the year ended December 31, 1999. The Tax Distribution was $3.2 million based on the three months ended December 31, 1998, of which $1.6 million was paid to Owens Corning and $1.6 million was treated as a Deferred Distribution to Porcher Industries. Based on the members' estimated taxable income for the year ended December 31, 1999 the Tax Distribution will approximate $8.2 million of which $4.0 million will be paid in cash to Owens Corning and $4.2 million will be treated as a Deferred Distribution payable to Porcher Industries. These distributions will be recorded in the first quarter of 2000.

                         ADVANCED GLASSFIBER YARNS LLC
            (FORMERLY GLASS YARNS AND SPECIALTY MATERIALS BUSINESS)
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

17. FOURTH QUARTER ADJUSTMENTS
     In the fourth quarter of 1999, the Company recorded net adjustments which decreased net income by $.4 million related to a liability to a related party for purchase discounts ($1.2 million) offset by the reversal of an overaccrual to another related party ($.8 million). The effect of these adjustments on prior quarters was not material.


18. COMMITMENTS AND CONTINGENCIES

     The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company's results of operations or financial position.