Form 10-Q
period 2000-03-31
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2000-05-15
CIK 1078420, 1078392

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                    2558 WAGENER ROAD, AIKEN, SOUTH CAROLINA
              (Address of registrants' principal executive office)

                                      29801
                                   (Zip Code)

              Registrants' telephone number, including area code:
                                 (803) 643-1501

                           ---------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No

         As of May 15, 2000, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
           QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

                                                                                                                PAGE NO.
                                                                                                                --------

PART I.       FINANCIAL INFORMATION...........................................................................    3

Item 1.       Consolidated Condensed Financial Statements (unaudited).........................................    3

              Consolidated Condensed Balance Sheets as of March 31,2000 (unaudited)
              and December 31, 1999...........................................................................    3

              Consolidated Condensed Statements of Operations for the three months
              ended March 31, 2000 and 1999 (unaudited).......................................................    4

              Consolidated Condensed Statements of Comprehensive Income for the
              three months ended March 31, 2000 and 1999 (unaudited).........................................     5

              Consolidated Statements of Cash Flows for the three months
              ended March 31, 2000 and 1999 (unaudited).......................................................    6

              Notes to Consolidated Condensed Financial Statements............................................    7

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations...................................................................................   10
                           Overview...........................................................................   10
                           Results of Operations .............................................................   11
                           Liquidity and Capital Resources....................................................   12
                           Recently Issued Accounting Standard................................................   13
                           Disclosure Regarding Forward-Looking Statements....................................   14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................................   15

PART II.      OTHER INFORMATION...............................................................................   16

Item 6.       Exhibits and Reports on Form 8-K................................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                            MARCH 31, 2000             DECEMBER 31, 1999
                                                          --------------------        --------------------
                                                              (UNAUDITED)
                      ASSETS
Current assets:
    Cash and cash equivalents                           $               5,044       $               6,223
    Trade accounts receivable, net                                     35,239                      32,686
    Inventories                                                        23,178                      26,813
    Other current assets                                                  927                         645
                                                          --------------------        --------------------
      Total current assets                                             64,388                      66,367
                                                          --------------------        --------------------
Property, plant and equipment, net                                    150,456                     151,605
Intangible assets, net                                                232,393                     235,670
                                                          --------------------        --------------------
      Total assets                                      $             447,237       $             453,642
                                                          ====================        ====================

                   LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                    $              16,348       $              24,989
    Accrued liabilities                                                13,879                      16,659
    Current portion of long-term debt                                  18,392                      18,390
    Due to Owens Corning                                                8,733                       8,293
                                                          --------------------        --------------------
      Total current liabilities                                        57,352                      68,331
                                                          --------------------        --------------------
Long-term debt, less current portion                                  347,016                     341,465
Deferred distribution                                                   5,958                       1,819
Pension and other employee benefit plans                               22,511                      21,796
                                                          --------------------        --------------------
      Total liabilities                                               432,837                     433,411
                                                          --------------------        --------------------
Commitments & contingencies
Members' interest                                                      14,400                      20,231
                                                          --------------------        --------------------
      Total liabilities and members' interest           $             447,237       $             453,642
                                                          ====================        ====================

The accompanying Notes are an integral part of the Consolidated Condensed Financial Statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                THREE MONTHS                THREE MONTHS
                                                               ENDED MARCH 31,             ENDED MARCH 31,
                                                                    2000                        1999
                                                             --------------------        --------------------
                                                                 (UNAUDITED)                 (UNAUDITED)

Net sales                                                  $              70,477       $              61,970
Cost of goods sold                                                        52,495                      42,536
                                                             --------------------        --------------------
    Gross profit                                                          17,982                      19,434
Selling, general and administrative expenses                               3,972                       4,482
Amortization                                                               2,853                       2,844
                                                             --------------------        --------------------
    Operating income                                                      11,157                      12,108
Interest expense                                                           9,047                       9,380
Other income, net                                                           (199)                       (110)
                                                             --------------------        --------------------
    Income before extraordinary item                                       2,309                       2,838
Extraordinary item, loss on early extinguishment of debt                       -                       3,616
                                                             --------------------        --------------------
    Net income (loss)                                      $               2,309       $                (778)
                                                             ====================        ====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
            CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                           THREE MONTHS                THREE MONTHS
                                                          ENDED MARCH 31,             ENDED MARCH 31,
                                                               2000                        1999
                                                        --------------------        --------------------
                                                            (UNAUDITED)                 (UNAUDITED)
Net income (loss)                                     $               2,309       $                (778)
Other comprehensive income (loss):
    Foreign currency translation                                        (25)                        (29)
                                                        --------------------        --------------------
Comprehensive income (loss)                           $               2,284       $                (807)
                                                        ====================        ====================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                  THREE MONTHS          THREE MONTHS
                                                                                  ENDED MARCH 31,       ENDED MARCH 31,
                                                                                      2000                  1999
                                                                                 ---------------        --------------
                                                                                  (UNAUDITED)            (UNAUDITED)
Cash flows from operating activities:
    Net income (loss)                                                          $          2,309       $          (778)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                      3,599                 3,095
        Amortization of debt issuance costs                                                 437                   428
        Amortization of goodwill and other intangibles                                    2,853                 2,844
        Amortization of discount on notes                                                    49                    43
        Extraordinary loss                                                                    -                 3,616
        Alloy usage                                                                         439                   500
    Changes in assets and liabilities:
        Trade accounts receivable, net                                                   (2,556)               (4,814)
        Inventories                                                                       3,634                (1,944)
        Other assets                                                                       (284)                 (566)
        Accounts payable                                                                 (5,037)                3,546
        Accrued liabilities                                                              (2,780)                7,027
        Pension and post-retirement                                                         715                   949
        Due to Owens Corning                                                             (3,537)               14,799
                                                                                 ---------------        --------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (159)               28,745
                                                                                 ---------------        --------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                           (6,501)               (3,246)
    Other                                                                                   (15)                    -
                                                                                 ---------------        --------------
              NET CASH USED IN INVESTING ACTIVITIES                                      (6,516)               (3,246)
                                                                                 ---------------        --------------
Cash flows from financing activities:
    Proceeds from (payments on) credit facility                                          10,100                (7,000)
    Payments on bridge facility                                                               -              (150,000)
    Payments on capital lease                                                               (22)                  (30)
    Proceeds from senior subordinated notes                                                   -               147,000
    Payments on term loans                                                               (4,575)               (3,188)
    Debt issuance costs                                                                       -                (4,610)
                                                                                 ---------------        --------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        5,503               (17,828)
                                                                                 ---------------        --------------
    Effect of exchange rate on cash                                                          (7)                   (7)
                                                                                 ---------------        --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (1,179)                7,664
                                                                                 ---------------        --------------
Cash and cash equivalents, beginning of period                                            6,223                12,779
                                                                                 ---------------        --------------
Cash and cash equivalents, end of period                                       $          5,044       $        20,443
                                                                                 ===============        ==============
Supplemental disclosure of cashflow information:
    Cash paid for interest                                                     $         12,619       $             -
                                                                                 ---------------        --------------
Supplemental disclosure of non-cash financing/investing activities:
    Increase (decrease) in additions to property, plant and equipment
      included in accounts payable                                             $         (3,611)      $           932
                                                                                 ---------------        --------------
    Accrual of  distribution and dividend payable                              $          8,115       $         3,156
                                                                                 ---------------        --------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
CONDENSED FINANCIAL STATEMENTS.

                          ADVANCED GLASSFIBER YARNS LLC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED)
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         We have prepared the accompanying unaudited interim consolidated condensed financial statements of Advanced Glassfiber Yarns LLC in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

         AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or condensed consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 1999 in our Annual Report on Form 10-K for the year ended December 31, 1999.

2.       INVENTORIES

         Inventories consist of the following:

                                                   MARCH 31,      DECEMBER 31,
                                                      2000            1999
                                                   --------         --------
                                                  (UNAUDITED)

          Finished goods                           $ 17,064         $ 21,022
          Materials and supplies                      6,114            5,791
                                                   --------         --------
                                                   $ 23,178         $ 26,813
                                                   ========         ========

3. ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                             MARCH 31,       DECEMBER 31,
                                                               2000             1999
                                                              --------         --------
                                                            (UNAUDITED)
          Vacation                                             $ 3,207          $ 3,061
          Interest                                               3,223            6,989
          Real and personal property taxes                         687            1,487
          Incentive compensation and profit sharing                832              717
          Other                                                  5,930            4,405
                                                              --------         --------
                                                              $ 13,879         $ 16,659
                                                              ========         ========

4.       DEBT

         Debt consists of the following:

                                                           MARCH 31,         DECEMBER 31,
                                                              2000              1999
                                                         -------------         --------
                                                          (UNAUDITED)
          Senior Credit Facility:
            Revolving credit facility                    $      19,800         $  9,700
            Term Loan A                                         94,875           99,188
            Term Loan B                                        103,239          103,501
          9  7/8%  Senior   Subordinated   Notes,  net
            of amortized discount                              147,230          147,181
          Capital lease obligation                                 264              285
                                                         -------------         --------
                                                               365,408          359,855
          Less current portion                                 (18,392)         (18,390)
                                                         -------------         --------
          Long-term debt                                 $     347,016        $ 341,465
                                                         =============        =========

5. SEGMENT INFORMATION

We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. We do not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2000          1999
                                                                  ------        ------
                                                                      (unaudited)
          Net sales:
                 North America                                    $ 49.3        $ 45.4
                 Europe                                             17.1          15.3
                 Asia                                                3.6           1.2
                 Latin America                                       0.5           0.1
                                                                  ------        ------
                 Total                                            $ 70.5        $ 62.0
                                                                  ======       =======



Sales by product category are as follows (in millions):

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2000          1999
                                                                   ----          ----
                                                                      (unaudited)
          Net sales:
               Heavy Yarns                                        $ 51.5        $ 45.9
               Fine Yarns                                           19.0          16.1
                                                                  ------        ------
               Total                                              $ 70.5        $ 62.0
                                                                  ======         ======

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

         You should read the following discussion and analysis in conjunction with the accompanying consolidated condensed financial statements and related notes, and with our audited consolidated financial statements as of the year ended December 31, 1999 and related notes set forth in our Annual Report on Form 10-K for the year ended December 31, 1999.

OVERVIEW

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

o heavy yarns, which accounted for 74% our net sales during the three months ended March 31, 1999 and 73% of our net sales during the three months ended March 31, 2000; and
o fine yarns, which accounted for 26% of our net sales during the three months ended March 31, 1999 and 27% of our net sales during the three months ended March 31, 2000;

     Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

RESULTS OF OPERATIONS

         The following table summarizes our historical results of operations and historical results of operations as a percentage of sales:


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2000                 1999
                                             -------------         ------------
                                                         (UNAUDITED)

Net sales                                           100.0 %              100.0 %
Cost of goods sold                                   74.5 %               68.6 %
                                             -------------         ------------
Gross profit                                         25.5 %               31.4 %
Selling, general and
    administrative expenses                           5.6 %                7.2 %
Amortization                                          4.1 %                4.7 %
                                             -------------         ------------
Operating income                                     15.8 %               19.5 %
                                             =============         ============


         Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows:


                                                    THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2000                 1999
                                             -------------         ------------
                                                         (UNAUDITED)

Net income (loss)                          $        2,309        $        (778)
Depreciation and amortization                       6,452                5,939
Non-recurring start-up cost                             -                  298
Interest                                            9,047                9,380
Taxes                                                   -                    -
Extraordinary loss                                      -                3,616
                                             -------------         ------------
Adjusted EBITDA                            $       17,808        $      18,455
                                             =============         ============

Adjusted EBITDA for the three months ended March 31, 2000 decreased $0.7 million, or 3.8%, to $17.8 million from $18.5 million for the same period in 1999 as a result of additional start-up costs.

         We believe that adjusted EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Adjusted EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles, and adjusted EBITDA does not necessarily indicate whether cash flow will be sufficient for cash requirements. Not every company calculates adjusted EBITDA in exactly the same fashion. As a result, adjusted EBITDA as presented above may not necessarily be comparable to similarly titled measures of other companies.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         NET SALES. Net sales increased $8.5 million, or 13.7%, to $70.5 million in the three months ended March 31, 2000 from $62.0 million in the three months ended March 31, 1999. The net increase in sales resulted from a higher demand primarily in the electrical and specialty markets, for which sales increased by 47% and 14%, respectively. This was partially offset by selling price reductions, accentuated by a significant decline of European currencies in 2000 as compared to the same period in 1999.

         GROSS PROFIT. Gross profit decreased from 31.4% for the three months ended March 31, 1999 to 25.5% for the three months ended March 31, 2000. This decrease is attributable to lower selling prices in the first quarter of 2000 as compared to the first quarter of 1999. These selling price erosions occurred mainly in the previous quarters of 1999. In addition, this decrease in gross profit was due to the weakening of European currencies against the US dollar and additional start-up manufacturing costs primarily related to increases in capacity. This decrease was partially offset by an increase in volume sold for all categories of yarn.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to 5.6% of net sales for the quarter ended March 31, 2000 as compared to 7.2% of net sales for the three months ended March 31, 1999. This was primarily due to non-recurring costs incurred in 1999 relating to the establishment of independent operational, management and information systems in connection with the acquisition of 51% of the Company's membership interest by Porcher Industries, SA from Owens Corning on September 30, 1998. Also, sales increased significantly during the first quarter of 2000 compared to the same period of 1999.

         OPERATING INCOME. As a result of the aforementioned factors and amortization of goodwill and other intangibles of $2.9 million, operating income decreased $0.9 million to $11.2 million, or 15.8% of net sales, for the three months ended March 31, 2000 from $12.1 million, or 19.5% of net sales, for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, our primary sources of liquidity were cash flows from operations. Since the consummation of the formation transactions, our primary sources of liquidity have been cash flows from operations, borrowings under the senior credit facility and the issuance of our 9 7/8% senior subordinated notes due 2009. Our principal uses of liquidity are to fund operations, principal payments on our senior credit facility, interest payments and our planned capital expenditures. We have no mandatory payment of principal on our senior subordinated notes prior to their maturity.

         Net cash provided by operating activities decreased $28.9 million from $28.7 million for the three months ended March 31, 1999 as compared to $0.2 million net cash used in operating activities for the three months ended March 31, 2000. This change was primarily attributable to a decrease in accounts payable and accrued liabilities of $18.4 million, which resulted from large payments for previously accrued capital expenditures and a related party discount. Additionally, the liability due to Owens Corning decreased $18.3 million compared to the first quarter of 1999, when procedures for settlement were not standardized. These changes were partially offset by a decrease in inventory of $5.6 million and a decrease in the growth of accounts receivable of $2.3 million.

         Our total indebtedness at March 31, 2000 totaled approximately $365.4 million with a weighted average interest rate of 9.06%. This amount included approximately $19.8 million outstanding under the revolving credit facility. As of March 31, 2000, we had approximately $43.8 million of availability under the revolving credit facility.

         We derived approximately 20% of our net sales in the first quarter of 2000 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. Our gross profit during the first quarter of 2000 decreased compared to the first quarter of 1999, in part because of the weakening of European currencies against the US dollar. We have recently adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosure About Market Risk." However, we cannot assure you that any such hedging agreements will be sufficient to eliminate risks relating to currency fluctuations.

         Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flows from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for at least the next two years. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs and the payment of tax distributions.


RECENTLY ISSUED ACCOUNTING STANDARD

      On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FAS 133," which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We use derivative instruments from time to time to reduce our exposure to fluctuations in interest rates and foreign currency exchange rates. We are currently evaluating this Statement and its prospective impact on our consolidated financial statements.

We will be required to implement Statement 133 in the first fiscal quarter of our fiscal year ending December 31, 2001.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         o our significant level of indebtedness and limitations on our ability to incur additional debt;
         o our dependence upon Owens Corning to provide us with materials and services;
         o our ability to establish effective and cost-efficient independent operational management and information systems controls as a result of our separation from Owens Corning;
         o        the risk of conflicts of interest with our equity holders;
         o a downturn in the electronics industry and the movement of electronics industry production outside of North America;
         o        our concentrated customer base and the nature of our markets;
         o        a disruption of production at one of our facilities;
         o        foreign currency fluctuations;
         o an easing of import restrictions and duties with respect to glass fabrics;
         o        labor strikes or stoppages;
         o our ability to comply with environmental and safety and health laws and requirements; and
         o        changes in economic conditions generally.

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 1999. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The effects of potential changes and currency exchange rates in interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

         Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We hold no financial instruments for trading or speculative purposes.

         We are also exposed to foreign currency exchange rate risk mainly as a result of our export sales. Our risk management strategy is to use derivative financial instruments, including forwards, swaps and purchased options, to hedge foreign currency and interest rate exposures. Our objective is to limit the impact of currency and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading purposes.

         As of March 31, 2000, the notional value of our interest rate swaps was $198 million, equal to the outstanding borrowings under Term Loans A and B of our Senior Credit Facility. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At March 31, 2000, we would have received approximately $13.3 million to terminate the agreements. A 100 basis point decrease in LIBOR would decrease the amount received by approximately $8.3 million. The fair value is based on dealer quotes, considering current interest rates.

         As of March 31, 2000, the notional value of our foreign currency options was $18.5 million, and the approximate fair value was $0.4 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the US dollar would be approximately $0.4 million as of March 31, 2000. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the US dollar would be approximately $1.0 million as of March 31, 2000.

         Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges. In addition, we are exposed to losses in the event of nonperformance by the counterparties under the interest rate swap agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparts were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our senior credit facility, even if the rate was in excess of the rates in the interest rate swap agreements.


PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

             27     Financial Data Schedule

(b)          REPORTS ON FORM 8-K

                  On January 5, 2000, we filed a Current Report on Form 8-K
             reporting under Item 5 the appointment of Robert Pistole as Interim President.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ADVANCED GLASSFIBER YARNS LLC


                                     /s/ Catherine Cuisson
                                     -----------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: May 15, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AGY CAPITAL CORP.

                                     /s/ Catherine Cuisson
                                     -------------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: May 15, 2000