Form 10-Q
period 2000-06-30
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2000-08-10
CIK 1078420, 1078392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                           ---------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to
such filing requirements for the past 90 days.  Yes X     No
                                                   ----      ----

         As of August 10, 2000, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
             QUARTERLY REPORT FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                TABLE OF CONTENTS


                                                                                                   Page No.

Part I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                                                       1

              Consolidated Balance Sheets as of June 30, 2000 (unaudited)
              and December 31, 1999                                                                   1

              Consolidated Statements of Operations                                                   2
                           For the three months ended June 30, 2000 and 1999 (unaudited)              2
                           For the six months ended June 30, 2000 and 1999 (unaudited)                2

              Consolidated Statements of Comprehensive Income                                         3
                           For the three months ended June 30, 2000 and 1999 (unaudited)              3
                           For the six months ended June 30, 2000 and 1999 (unaudited)                3

              Consolidated Statements of Cash Flows                                                   4
                           For the three months ended June 30, 2000 and 1999 (unaudited)              4
                           For the six months ended June 30, 2000 and 1999 (unaudited)                4

              Notes to the Consolidated Financial Statements                                          5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                           8
                           Overview                                                                   8
                           Results of Operations                                                      9
                           Liquidity and Capital Resources                                           12
                           Recently Issued Accounting Standard                                       13
                           Disclosure Regarding Forward-Looking Statements                           14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                             15

Part II.      OTHER INFORMATION                                                                      16

Item 6.       Exhibits and Reports on Form 8-K                                                       16

                               PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                        June 30,        December 31,
                                                                          2000             1999
                                                                       ---------         ---------
                                                                      (unaudited)
                       ASSETS

Current assets:
  Cash and cash equivalents                                          $     3,891       $     6,223
  Trade accounts receivable, net                                          32,380            32,686
  Inventories                                                             24,403            26,813
  Other current assets                                                     1,307               645
                                                                       ---------         ---------
     Total current assets                                                 61,981            66,367
                                                                       ---------         ---------
Net property, plant and equipment                                        145,605           151,605
Intangible assets, net                                                   229,133           235,670
Other non-current assets                                                   2,400               -
                                                                       ---------         ---------
     Total assets                                                    $   439,119       $   453,642
                                                                       =========         =========


LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
  Accounts payable                                                   $    18,712       $    24,989
  Accrued liabilities                                                     19,512            16,659
  Current portion of long-term debt                                       18,132            18,390
  Due to Owens Corning                                                     4,609             8,293
                                                                       ---------         ---------
     Total current liabilities                                            60,965            68,331
                                                                       ---------         ---------
Long-term debt, net of discount of $2,720 and $2,819, respectively       330,928           341,465
Deferred distribution                                                      6,125             1,819
Pension and other employee benefit plans                                  23,136            21,796
                                                                       ---------         ---------
     Total liabilities                                                   421,154           433,411
                                                                       ---------         ---------
Commitments and contingencies                                              -                 -
Members' interest                                                         17,965            20,231
                                                                       ---------         ---------
     Total liabilities and members' interest                         $   439,119       $   453,642
                                                                       =========         =========


The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                   For the Three Months                  For the Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                                   2000             1999             2000                1999
                                                                   ---------------------             -----------------------
                                                                       (unaudited)                           (unaudited)


Net sales                                                       $  68,704       $  61,617         $ 139,181      $   123,587
Cost of goods sold                                                 49,409          45,018           101,903           87,553
                                                                ----------      ----------        ----------     ------------
  Gross profit                                                     19,295          16,599            37,278           36,034
Selling, general and administrative expenses                        4,386           4,136             8,357            8,620
Amortization                                                        2,855           2,845             5,710            5,690
                                                                ----------      ----------        ----------     ------------
  Operating income                                                 12,054           9,618            23,211           21,724
Interest expense                                                    9,119           8,768            18,166           18,148
Other income, net                                                   (736)           (390)             (934)            (500)
                                                                ----------      ----------        ----------     ------------
  Income before taxes and extraordinary item                        3,671           1,240             5,979            4,076
Income tax expense                                                    132             -                 132              -
                                                                ----------      ----------        ----------     ------------
  Income before extraordinary item                                  3,539           1,240             5,847            4,076
Extraordinary item, loss on early extinguishment of debt              -               -                 -              3,616
                                                                ----------      ----------        ----------     ------------
  Net income                                                     $  3,539       $   1,240          $  5,847      $       460
                                                                ==========      ==========        ==========     ============


The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)


                                             For the Three Months              For the Six Months
                                               Ended June 30,                    Ended June 30,
                                           ---------------------             -----------------------
                                           2000             1999             2000               1999
                                           ---------------------             -----------------------
                                               (unaudited)                              (unaudited)


Net income                              $    3,539      $   1,240          $   5,847          $   460
Other comprehensive income:
    Foreign currency translation                27            151                  2              122
                                        ----------      ---------          ---------          -------
Comprehensive income                    $    3,566      $   1,391          $   5,849          $   582
                                        ==========      =========          =========          =======


The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                                                                             For the Six Months
                                                                                               Ended June 30,
                                                                                ----------------------------------------
                                                                                       2000                    1999
                                                                                ----------------------------------------
                                                                                                (unaudited)
Cash flows from operating activities:
  Net income                                                                      $     5,847        $           460
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                      7,100                  6,220
      Amortization of debt issuance costs                                                874                     760
      Amortization of goodwill and other intangibles                                    5,709                  5,690
      Amortization of discount on notes                                                    99                     87
      Extraordinary loss                                                                 -                     3,616
      Alloy usage                                                                       1,059                  1,142
Changes in assets and liabilities:
      Trade accounts receivable, net                                                      289                (6,138)
      Inventories                                                                       2,410                (3,394)
      Other assets                                                                    (3,064)                  (585)
      Accounts payable                                                                (2,497)                (1,465)
      Accrued liabilities                                                               3,025                  4,651
      Pension and post-retirement                                                       1,339                  1,898
      Due to Owens Corning                                                            (3,684)                 38,044
                                                                                  -----------              ---------
           Net cash provided by operating activities                                   18,506                 50,986
                                                                                  -----------              ---------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                           (9,841)                (3,241)
  Proceeds from sale of fixed assets                                                    3,915                   -
  Other                                                                                  (51)                   -
                                                                                  -----------              ---------
           Net cash used in investing activities                                      (5,977)                (3,241)
                                                                                  -----------              ---------
Cash flows from financing activities:
  Proceeds from (payments on) revolving credit facility                                3,300                (15,000)
  Payments on bridge facility                                                           -                  (150,000)
  Payments on capital lease                                                              (45)                   (50)
  Proceeds from senior subordinated notes                                               -                    147,000
  Payments on term loans                                                             (14,149)               (11,375)
  Distribution to Owens Corning                                                       (3,977)                (1,587)
  Debt issuance costs                                                                     -                  (5,442
                                                                                  -----------              ---------
           Net cash used in financing activities                                     (14,871)               (36,454)
                                                                                  -----------              ---------
  Effect of exchange rate on cash                                                         10                       3
                                                                                  -----------              ---------
Net increase (decrease) in cash and cash equivalents                                  (2,332)                 11,294
                                                                                  -----------              ---------
Cash and cash equivalents, beginning of period                                          6,223                 12,779
                                                                                  -----------              ---------
Cash and cash equivalents, end of period                                        $       3,891        $        24,073
                                                                                  ===========              =========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                        $      17,257        $         4,683
                                                                                  ===========              =========
Supplemental disclosure of non-cash financing/investing activities:
  Property and equipment financed in accrueds                                   $       3,765        $           932
                                                                                  ===========              =========
  Deferred distribution to Porcher                                              $       4,306        $         1,611
                                                                                  ===========              =========


The accompanying notes are an integral part of the consolidated financial statements.

                        ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

1.       Basis of Presentation

         We have prepared the accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

         AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 1999 in our 1999 Annual Report on Form 10-K.

2.  Inventories

           Inventories consist of the following:


                                                    June 30,          December 31,
                                                      2000                1999
                                                 --------------      ---------------
                                                   (unaudited)

        Finished goods                            $    18,794         $     21,022
        Materials and supplies                          5,609                5,791
                                                  -----------         ------------
                                                  $    24,403         $     26,813
                                                  ===========         ============


3.  Accrued Liabilities

         Accrued liabilities consist of the following:


                                                      June 30,                 December 31,
                                                        2000                      1999
                                                   --------------          -------------------
                                                     (unaudited)

Vacation                                           $      3,209             $       3,061
Interest                                                  6,914                     6,989
Real and personal property taxes                          1,263                     1,487
Incentive compensation and profit sharing                   930                       717
Benefits                                                  2,633                        60
Other                                                     4,563                     4,345
                                                   ------------             -------------
                                                   $     19,512             $      16,659
                                                   ============             =============



         Effective January 1, 2000, we are administering our own health-care and other benefit plans. We previously participated in Owens Corning's plans.


4.  Debt

         Debt consists of the following:


                                               June 30,                 December 31,
                                                 2000                       1999
                                           --------------            ---------------
                                                (unaudited)

Senior Credit Facility
   Revolving Credit Facility                $     13,000             $         9,700
   Term Loan A                                    86,349                      99,188
   Term Loan B                                   102,190                     103,501
9 7/8% Senior Subordinated Notes, net
  of amoritized discount                         147,280                     147,181
Capital lease obligation                             241                         285
                                            ------------             ---------------
                                                 349,060                     359,855
Less current portion                            (18,132)                    (18,390)
                                            -------------            ---------------
Long-term debt                              $    330,928             $       341,465
                                            =============            ===============

5.  Segment Information

          We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. We do not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):


                                   For the Three Months              For the Six Months
                                      Ended June 30,                    Ended June 30,
                                   ---------------------             ---------------------
                                   2000             1999             2000             1999
                                   ---------------------             ---------------------
                                        (unaudited)                       (unaudited)

Net Sales
  North America              $       48.2       $     44.3       $     97.4       $     89.2
  Europe                             15.1             13.9             32.3             29.8
  Asia                                4.7              3.0              8.2              4.2
  Latin America                       0.7              0.4              1.3              0.4
                             ------------       ----------       ----------      -----------
  Total                      $       68.7       $     61.6       $    139.2      $     123.6
                             ============       ==========       ==========      ===========





           Sales by product category are as follows (in millions):

                                   For the Three Months              For the Six Months
                                      Ended June 30,                    Ended June 30,
                                   ---------------------             ---------------------
                                   2000             1999             2000             1999
                                   ---------------------             ---------------------
                                       (unaudited)                       (unaudited)
Net Sales
  Heavy yarns                  $    50.8       $   44.3           $   102.3        $    89.8
  Fine yarns                        17.9           17.3                36.9             33.8
                               ---------       --------            ---------        ---------
  Total                        $    68.7       $   61.6           $   139.2        $   123.6
                               =========       ========            =========        =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report contains certain forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

         You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements as of the year ended December 31, 1999 and related notes set forth in our 1999 Annual Report on Form 10-K.

Overview

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

       o heavy yarns, which accounted for 72.7% of our net sales during the six months ended June 30, 1999 and 73.5% of our net sales during the six months ended June 30, 2000; and

       o fine yarns, which accounted for 27.3% of our net sales during the six months ended June 30, 1999 and 26.5% of our net sales during the six months ended June 30, 2000.

          Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:


                                                         For the Three Months            For the Six Months
                                                            Ended June 30,                  Ended June 30,
                                                      -------------------------       --------------------------
                                                      2000                 1999       2000                  1999
                                                      -------------------------       --------------------------
                                                            (unaudited)                      (unaudited)

Net sales                                             100.0 %          100.0 %        100.0 %              100.0 %
Cost of goods sold                                     71.9 %           73.1 %         73.2 %               70.8 %
                                                      -------          -------        -------              -------
  Gross profit                                         28.1 %           26.9 %         26.8 %               29.2 %
Selling, general and
  administrative expenses                               6.4 %            6.7 %          6.0 %                7.0 %
Amortization                                            4.2 %            4.6 %          4.1 %                4.7 %
                                                      -------          -------        -------              -------
  Operating income                                     17.5 %           15.6 %         16.7 %               17.5 %
Interest expense                                       13.3 %           14.2 %         13.1 %               14.6 %
Other income, net                                     (1.1) %           (0.6)%         (0.7)%               (0.4)%
                                                      -------          -------        -------              -------
  Income before taxes and extraordinary item            5.3 %            2.0 %          4.3 %                3.3 %
Income tax expense                                      0.1 %             -  %          0.1 %                 -  %
                                                      -------          -------        -------              -------
  Income before extraordinary item                      5.2 %            2.0 %          4.2 %                3.3 %
Extraordinary item, loss on early
  extinguishment of debt                                 - %              -  %           -  %                2.9 %
                                                      -------          -------        -------              -------
  Net income                                            5.2 %            2.0 %          4.2 %                0.4 %
                                                      =======          =======        =======              =======




         Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):


                                                       For the Three Months               For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                       -------------------------       --------------------------
                                                       2000              1999             2000              1999
                                                       -------------------------       --------------------------
                                                            (unaudited)                        (unaudited)

Net income                                         $   3,539       $     1,240        $   5,847        $     460
Depreciation and amortization                          6,356             5,972           12,809           11,910
Non-recurring start-up cost                              -               1,261              -              1,561
Interest                                               9,119             8,768           18,166           18,148
Taxes                                                    132               -                132              -
Extraordinary loss                                       -                 -                -              3,616
                                                   ---------       -----------        ---------        ---------
Adjusted EBITDA                                    $  19,146       $    17,241        $  36,954        $  35,695
                                                   =========       ===========        =========        =========






Adjusted EBITDA for the quarter ended June 30, 2000 increased $1.9 million, or 11.0%, to $19.1 million from $17.2 million for the quarter ended June 30, 1999 and for the six months ended June 30, 2000 increased $1.3 million, or 3.6%, to $37.0 million from $35.7 million for the same period in 1999.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net Sales. Net sales increased $7.1 million, or 11.5%, to $68.7 million in the three months ended June 30, 2000 from $61.6 million in the three months ended June 30, 1999. The net increase in sales resulted from a higher demand primarily in the electrical and construction markets, for which sales increased by 22.4% and 16.5%, respectively. This was partially offset by selling price reductions, accentuated by a 12.0% decline of European currencies in the second quarter of 2000 as compared to the same period in 1999.

         Gross Profit. Gross profit increased from 26.9% of net sales for the three months ended June 30, 1999 to 28.1% of net sales for the three months ended June 30, 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the second quarter of 2000 would have been 28.6%. This improvement was primarily due to higher volumes sold resulting in more absorption of fixed costs. This increase was partially offset by selling price erosions that occurred throughout 1999 as well as by a recent rise in energy costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 6.4% of net sales for the quarter ended June 30, 2000 as compared to 6.7% of net sales for the three months ended June 30, 1999. This decrease, which was primarily attributable to an increase in sales during the second quarter of 2000, was partially offset by an increase in depreciation of the information systems established in 1999.

         Operating Income. As a result of the aforementioned factors, operating income increased $2.5 million to $12.1 million, or 17.5% of net sales, for the three months ended June 30, 2000 from $9.6 million, or 15.6% of net sales, for the three months ended June 30, 1999.

         Interest Expense. Interest expense increased $0.3 million to $9.1 million in the three months ended June 30, 2000 from $8.8 million in the three months ended June 30, 1999. Despite a significant reduction in the principal amount outstanding under our senior credit facility, we did not recognize a reduction in interest expense because of a $36.0 million reduction in the amount owed to Owens Corning as of June 30, 2000 as compared to the same period of 1999. Other factors affecting the change in interest expense include accrued interest on deferred distribution to a member as well as the cost of foreign currency hedging programs.

         Other Income, net. The quarter-to-quarter $0.3 million increase in other income primarily reflects $0.8 million of additional royalty income resulting from the recent settlement of disputed royalties over the past several years with our licensee as well as reduced foreign currency losses due to hedging, partially offset by an increase of $0.7 million in alloy metal leasing expense compared to the same quarter in 1999.

         Net Income. As a result of the aforementioned factors, net income increased $2.3 million to $3.5 million in the three months ended June 30, 2000, from $1.2 million in the three months ended June 30, 1999.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net Sales. Net sales increased $15.6 million, or 12.6%, to $139.2 million in the six months ended June 30, 2000 from $123.6 million in the six months ended June 30, 1999. The net increase in sales resulted from a higher demand primarily in the electrical and specialty markets, for which sales increased by 34.2% and 14.5%, respectively. This was partially offset by selling price reductions, accentuated by a 12.0% decline of European currencies in the first half of 2000 as compared to the same period in 1999.

         Gross Profit. Gross profit decreased from 29.2% of net sales for the six months ended June 30, 1999 to 26.8% of net sales for the six months ended June 30, 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first half of 2000 would have been 27.6%. The remaining decline in gross profit is mainly attributable to selling price erosions that occurred throughout 1999, to additional startup manufacturing costs related to increases in capacity in the first quarter of 2000 as well as a recent increase in energy costs. Higher volumes sold for all categories of yarns resulting in more absorption of fixed costs have partially offset this decrease in gross profit.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 6.0% of net sales for the six months ended June 30, 2000 as compared to 7.0% of net sales for the six months ended June 30, 1999. This decrease, which was primarily attributable to an increase in sales during the first half of 2000, was partially offset by an increase in depreciation of the information systems established in 1999.

         Operating Income. As a result of the aforementioned factors, operating income increased $1.5 million to $23.2 million, or 16.7% of net sales, for the six months ended June 30, 2000 from $21.7 million, or 17.5% of net sales, for the six months ended June 30, 1999.

         Interest Expense. Interest expense remained constant in the six months ended June 30, 2000 compared to the same period in 1999. Despite a significant reduction in the principal amount outstanding under our senior credit facility, we did not recognize a reduction in interest expense because of a $36.0 million reduction in the amount owed to Owens Corning as of June 30, 2000 as compared to the same period of 1999. Other factors affecting the change in interest expense include accrued interest on deferred distribution to a member as well as the cost of foreign currency hedging programs.

         Other Income, net. The period-to-period $0.3 million increase in "Other income" primarily reflects $0.8 million of additional royalty income resulting from the recent settlement of disputed royalties over the past several years with our licensee as well as reduced foreign currency losses due to hedging, partially offset by an increase of $1.1 million in alloy metal leasing expense compared to the same period in 1999.

         Net Income. As a result of the aforementioned factors and the $3.6 million loss on early extinguishment of debt which occurred in 1999, net income increased $5.3 million to $5.8 million in the six months ended June 30, 2000, from $0.5 million in the six months ended June 30, 1999.


Liquidity and Capital Resources

         Historically, our primary sources of liquidity were cash flows from operations. Since the consummation of the formation transactions, our primary sources of liquidity have been cash flows from operations, borrowings under the senior credit facility and the issuance of our 9 7/8% senior subordinated notes due 2009. Our principal uses of liquidity are to fund operations, principal payments on our senior credit facility, interest payments and our planned capital expenditures. We have no mandatory payments of principal on our senior subordinated notes prior to their maturity.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities was $18.5 million for the six months ended June 30, 2000 and was primarily the result of net income of $5.8 million, a non-cash adjustment to net income for depreciation of $7.1 million, amortization of $6.7 million and alloy usage of $1.1 million, a decrease in inventory of $2.4 million, a decrease in the liability due to Owens Corning of $3.7 million, a decrease in accounts payable of $2.5 million and an increase in accrued expenses of $3.0 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $6.0 million for the six months ended June 30, 2000 and was mainly the result of purchases of property, plant and equipment, net of the proceeds from the sale of fixed assets. In the second quarter of 2000, we entered into a sale and leaseback transaction pursuant to which we sold manufacturing equipment for net proceeds of approximately $3.9 million. We concurrently agreed to lease such equipment back under an operating lease agreement. We used the net proceeds from this transaction, together with other available funds, to prepay $5.0 million of the outstanding principal under our senior credit facility.

         Net Cash Used in Financing Activities. Net cash used in financing activities was $14.9 million for the six months ended June 30, 2000 and was primarily the result of the repayment of principal amounts outstanding under our senior credit facility and distribution of a dividend payable to a member.

         Indebtedness and Other Matters. At June 30, 2000, we had outstanding $330.9 million of long-term debt, consisting of $201.5 million under our senior credit facility, $147.3 million under our 9 7/8% senior subordinated notes (net of discount of $2.7 million) and $0.2 million of capital leases, less a current portion of $18.1 million. As mentioned previously, we prepaid $5.0 million of the outstanding principal balance under our senior credit facility.

         Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the six months ended June 30, 2000, capital expenditures were $5.9 million, excluding assets associated with the sale and leaseback transaction. We are anticipating total capital expenditures in 2000 to be approximately $20.0 million, including assets associated with the sale and leaseback transaction.

         We derived 22.7% of our net sales in the second quarter of 2000 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging agreements will be sufficient to eliminate risks relating to currency fluctuations.

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

Recent Developments

         Porcher Industries Group and Owens Corning have executed a memorandum of understanding setting forth the general parameters pursuant to which Porcher Industries Group intends to purchase Owens Corning's 49% economic interest in Advanced Glassfiber Yarns. Owens Corning would retain at least 10% of the voting rights with respect to Advanced Glassfiber Yarns. As part of the proposed transaction, Porcher Industries Group and Owens Corning expect to amend and extend the terms of many of our supply agreements with Owens Corning and resolve various other matters related to our initial formation, including issues regarding use of intellectual property and others.

         Consummation of such a transaction is subject to factors outside our control, including the execution of definitive agreements, the approval of Owens Corning's board of directors, our ability to obtain any required lender consents and other approvals, and Porcher Industries Group's ability to obtain satisfactory financing. While Porcher Industries Group and Owens Corning expect to close this transaction by December 31, 2000, no assurances can be given that this transaction will be consummated, or that it will be consummated within the terms described above.

If Porcher Industries Group acquires Owens Corning's 49% economic interest, we may be required to step up the value of certain assets from Owens Corning's historical book value to fair market value as of the date of the transaction. This could result in the recording of additional depreciation and amortization expense and the payment of additional property taxes, which would reduce our future net income.



Recently Issued Accounting Standard

         On June 8, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Deferral of the Effective Date of FAS 133," which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We use derivative instruments from time to time to reduce our exposure to fluctuations in interest rates and foreign currency exchange rates. We are currently evaluating this Statement and its prospective impact on our consolidated financial statements. We have not yet determined if it will have a material effect on our financial statements. We will be required to implement Statement 133 in the first quarter of 2001.

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

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 1999 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The effects of potential changes in currency exchange rates and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

         Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We are exposed to foreign currency exchange rate risk mainly as a result of our export sales. Our risk management strategy is to use derivative financial instruments, including forwards, swaps and purchased options, to hedge foreign currency and interest rate exposures. Our objective is to limit the impact of currency and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading or speculative purposes.

         As of June 30, 2000, the notional value of our interest rate swaps was $193.5 million, equal to the outstanding borrowings under Term Loans A and B of our senior credit facility and $5.0 million under the revolver portion of our senior credit facility. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At June 30, 2000, we would have received approximately $12.4 million to terminate the agreements. A 100 basis point decrease in LIBOR would decrease the amount received by approximately $5.4 million. The fair value is based on dealer quotes, considering current interest rates.

         As of June 30, 2000, the notional value of our foreign currency hedging instruments was $13.5 million, and the approximate fair value was $0.2 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the US dollar would be approximately $0.4 million as of June 30, 2000. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the US dollar would be approximately $1.0 million as of June 30, 2000. The fair value is based on dealer quotes, considering current exchange rates.


         Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges. In addition, we are exposed to losses in the event of nonperformance by the counterparties under the interest rate swap agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the agreements, we could lose any benefits contractually accruing in our favor as a result of market changes in interest of foreign currency exchange rates.

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

                                      ADVANCED GLASSFIBER YARNS LLC


                                      /s/Catherine Cuisson
                                     -------------------------------------------
                                      Catherine Cuisson
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)

Dated: August 9, 2000

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

Dated: August 9, 2000