Form 10-Q
period 2000-09-30
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2000-11-14
CIK 1078420, 1078392

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         As of November 14, 2000, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
          QUARTERLY REPORT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Part I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                                                           1

              Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and December 31, 1999                                                                       1

              Consolidated Statements of Operations                                                       2
                           For the three months ended September 30, 2000 and 1999 (unaudited)             2
                           For the nine months ended September 30, 2000 and 1999 (unaudited)              2

              Consolidated Statements of Comprehensive Income                                             3
                           For the three months ended September 30, 2000 and 1999 (unaudited)             3
                           For the nine months ended September 30, 2000 and 1999 (unaudited)              3

              Consolidated Statements of Cash Flows                                                       4
                           For the three months ended September 30, 2000 and 1999 (unaudited)             4
                           For the nine months ended September 30, 2000 and 1999 (unaudited)              4

              Notes to the Consolidated Financial Statements                                              5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                               8
                           Overview                                                                       8
                           Results of Operations                                                          9
                           Liquidity and Capital Resources                                               12
                           Recent Developments                                                           13
                           Recently Issued Accounting Standard                                           14
                           Disclosure Regarding Forward-Looking Statements                               14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                 16

Part II.      OTHER INFORMATION                                                                          17

Item 6.       Exhibits and Reports on Form 8-K                                                           17

                         Part I - Financial Information

Item 1. Consolidated Financial Statements

                          ADVANCED GLASSFIBER YARNS LLC
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                           September 30,         December 31,
                                                                               2000                 1999
                                                                           -------------        -------------
                                                                           (unaudited)
                      ASSETS
Current assets:
    Cash and cash equivalents                                            $        4,644       $        6,223
    Trade accounts receivable, net                                               29,778               32,686
    Inventories                                                                  23,364               26,813
    Due from Glass Holdings                                                          23                    -
    Other current assets                                                          1,218                  645
                                                                           -------------        -------------
      Total current assets                                                       59,027               66,367
                                                                           -------------        -------------
Net property, plant and equipment                                               144,983              151,605
Intangible assets, net                                                          225,844              235,670
Other non-current assets                                                          2,329                    -
                                                                           -------------        -------------
        Total assets                                                     $      432,183       $      453,642
                                                                           =============        =============

                          LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                                     $       17,243       $       24,989
    Accrued liabilities                                                          16,502               16,659
    Current portion of long-term debt                                            19,829               18,390
    Due to Owens Corning                                                          3,464                8,293
                                                                           -------------        -------------
      Total current liabilities                                                  57,038               68,331
                                                                           -------------        -------------
Long-term debt, net of discount of $2,668 and $2,819, respectively              325,285              341,465
Deferred distribution                                                             6,275                1,819
Pension and other employee benefit plans                                         23,740               21,796
                                                                           -------------        -------------
        Total liabilities                                                       412,338              433,411
                                                                           -------------        -------------

Commitments and contingencies                                                         -                    -

Members' interest                                                                19,845               20,231
                                                                           -------------        -------------
        Total liabilities and members' interest                          $      432,183       $      453,642
                                                                           =============        =============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                                For the Three Months                      For the Nine Months
                                                                Ended September 30,                       Ended September 30,
                                                              -------------------------------       --------------------------------
                                                                 2000               1999                2000               1999
                                                              -------------------------------        -------------------------------
                                                                       (unaudited)                            (unaudited)
Net sales                                                  $       68,834      $      63,620       $     208,015      $     187,207
Cost of goods sold                                                 50,804             47,020             152,707            134,573
                                                              ------------       ------------        ------------       ------------
    Gross profit                                                   18,030             16,600              55,308             52,634
Selling, general and administrative expenses                        3,954              3,911              12,310             12,530
Amortization                                                        2,856              2,858               8,565              8,548
                                                              ------------       ------------        ------------       ------------
    Operating income                                               11,220              9,831              34,433             31,556
Interest expense                                                    8,803              9,155              26,970             27,303
Other (income) expense, net                                           438               (628)               (496)            (1,128)
                                                              ------------       ------------        ------------       ------------
    Income before taxes and extraordinary item                      1,979              1,304               7,959              5,381
Income tax expense                                                     26                  -                 158                  -
                                                              ------------       ------------        ------------       ------------
    Income before extraordinary item                                1,953              1,304               7,801              5,381
Extraordinary item, loss on early extinguishment of debt                -                  -                   -              3,616
                                                              ------------       ------------        ------------       ------------
    Net income                                             $        1,953      $       1,304       $       7,801      $       1,765
                                                              ============       ============        ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                                             For the Three Months                For the Nine Months
                                             Ended September 30,                 Ended September 30,
                                          --------------------------        -----------------------------
                                            2000             1999              2000              1999
                                          --------------------------        -----------------------------
                                                 (unaudited)                          (unaudited)
Net income                              $    1,953       $    1,304       $      7,801      $      1,765
Other comprehensive income:
    Foreign currency translation               (74)              (4)               (72)              117
                                          ---------        ---------        -----------       -----------
Comprehensive income                    $    1,879       $    1,300       $      7,729      $      1,882
                                          =========        =========        ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                                  For the Nine Months
                                                                                                  Ended September 30,
                                                                                        --------------------------------------
                                                                                               2000                   1999
                                                                                        --------------------------------------
                                                                                                      (unaudited)
Cash flows from operating activities:
    Net income                                                                         $          7,801       $          1,765
        Depreciation                                                                             10,662                  9,279
        Amortization of debt issuance costs                                                       1,310                  1,262
        Amortization of goodwill and other intangibles                                            8,565                  8,548
        Amortization of discount on notes                                                           151                    134
        Extraordinary loss                                                                            -                  3,616
        Alloy usage                                                                               1,369                  1,707
    Changes in assets and liabilities:
        Trade accounts receivable, net                                                            2,873                 (6,577)
        Due from Glass Holdings                                                                     (23)                     -
        Inventories                                                                               3,449                 (4,353)
        Other assets                                                                             (2,909)                  (318)
        Accounts payable                                                                         (3,660)                10,884
        Accrued liabilities                                                                         185                  1,160
        Pension and post-retirement                                                               1,944                  2,847
        Due to Owens Corning                                                                     (4,829)                19,137
                                                                                         ---------------        ---------------
             Net cash provided by operating activities                                           26,888                 49,091
                                                                                         ---------------        ---------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                                   (13,365)                (9,436)
    Proceeds from sale of fixed assets                                                            3,915                      -
    Other                                                                                           (58)                     -
                                                                                         ---------------        ---------------
             Net cash used in investing activities                                               (9,508)                (9,436)
                                                                                         ---------------        ---------------
Cash flows from financing activities:
    Proceeds from (payments on) revolving credit facility                                         3,900                (15,000)
    Payments on bridge facility                                                                       -               (150,000)
    Payments on capital lease                                                                       (68)                   (72)
    Proceeds from senior subordinated notes                                                           -                147,000
    Payments on term loans                                                                      (18,724)               (14,550)
    Distribution to Owens Corning                                                                (3,979)                (1,587)
    Debt issuance costs                                                                               -                 (5,937)
                                                                                         ---------------        ---------------
               Net cash used in financing activities                                            (18,871)               (40,146)
                                                                                         ---------------        ---------------
    Effect of exchange rate on cash                                                                 (88)                    97
                                                                                         ---------------        ---------------
Net decrease in cash and cash equivalents                                                        (1,579)                  (394)
                                                                                         ---------------        ---------------
Cash and cash equivalents, beginning of period                                                    6,223                 12,779
                                                                                         ---------------        ---------------
Cash and cash equivalents, end of period                                               $          4,644       $         12,385
                                                                                         ===============        ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                             $         28,987       $         22,797
                                                                                         ===============        ===============
Supplemental disclosure of non-cash financing/investing activities:
    Property and equipment financed in accrueds increase (decrease)                    $         (4,039)      $          3,244
                                                                                         ===============        ===============
    Deferred distribution to Porcher                                                   $          4,456       $          1,611
                                                                                         ===============        ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

1.       Basis of Presentation

         We have prepared the accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

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

2.       Inventories

         Inventories consist of the following:

                              September 30,            December 31,
                                  2000                     1999
                             ----------------        -----------------
                               (unaudited)

Finished goods             $          18,292       $           21,022
Materials and supplies                 5,072                    5,791
                             ----------------        -----------------
                           $          23,364       $           26,813
                             ================        =================

3. Accrued Liabilities

         Accrued liabilities consist of the following:

                                                      September 30,            December 31,
                                                          2000                     1999
                                                     ----------------        -----------------
                                                       (unaudited)
Vacation                                           $           3,107       $            3,061
Interest                                                       3,250                    6,989
Real and personal property taxes                               2,210                    1,487
Incentive compensation and profit sharing                      1,726                      717
Benefits                                                       2,547                       60
Other                                                          3,662                    4,345
                                                     ----------------        -----------------
                                                   $          16,502       $           16,659
                                                     ================        =================

         Effective January 1, 2000, we are administering our own health-care and other benefit plans. We previously participated in Owens Corning's plans.

4.  Debt

         Debt consists of the following:

                                                      September 30,            December 31,
                                                          2000                     1999
                                                     ----------------        -----------------
                                                       (unaudited)
Senior Credit Facility
    Revolving Credit Facility                      $          13,600       $            9,700
    Term Loan A                                               82,036                   99,188
    Term Loan B                                              101,928                  103,501
9 7/8% Senior Subordinated Notes, net
    of amortized discount                                    147,332                  147,181
Capital lease obligation                                         218                      285
                                                     ----------------        -----------------
                                                             345,114                  359,855
Less current portion                                         (19,829)                 (18,390)
                                                     ----------------        -----------------
Long-term debt                                     $         325,285       $          341,465
                                                     ================        =================

5.  Segment Information

          We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. We do not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):

                                 For the Three Months               For the Nine Months
                                 Ended September 30,                Ended September 30,
                               -------------------------        --------------------------
                                 2000            1999             2000             1999
                               -------------------------        --------------------------
                                      (unaudited)                      (unaudited)
Net Sales
    North America            $     49.6      $     44.2       $    147.1       $    133.4
    Europe                         13.7            15.4             46.0             45.1
    Asia                            4.9             3.4             13.1              7.7
    Latin America                   0.6             0.6              1.8              1.0
                               ---------       ---------        ---------        ---------
    Total                    $     68.8      $     63.6       $    208.0       $    187.2
                               =========       =========        =========        =========

Sales by product category are as follows (in millions):

                                  For the Three Months              For the Nine Months
                                  Ended September 30,               Ended September 30,
                               -------------------------        --------------------------
                                 2000            1999             2000             1999
                               -------------------------        --------------------------
                                      (unaudited)                      (unaudited)
Net Sales
    Heavy yarns              $     49.6      $     46.7       $    151.9       $    136.5
    Fine yarns                     19.2            16.9             56.1             50.7
                               ---------       ---------        ---------        ---------
    Total                    $     68.8      $     63.6       $    208.0       $    187.2
                               =========       =========        =========        =========

6.  Subsequent Events

          On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns, and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. As a result of our ongoing supply agreements with Owens Corning, we have certain receivables due from Owens Corning as of September 30, 2000. Additionally, as a part of the supply agreements with Owens Corning, we have certain trade payables due to Owens Corning as of the same date. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

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

Overview

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

         o heavy yarns, which accounted for 72.9% of our net sales during the nine months ended September 30, 1999 and 73.0% of our net sales during the nine months ended September 30, 2000; and
         o fine yarns, which accounted for 27.1% of our net sales during the nine months ended September 30, 1999 and 27.0% of our net sales during the nine months ended September 30, 2000.

          Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales (in millions):
:

                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                 Ended September 30,
                                                  ------------------------------       -----------------------------
                                                     2000               1999              2000              1999
                                                  ------------------------------       -----------------------------
                                                             (unaudited)                         (unaudited)
Net sales                                               100.0 %           100.0 %           100.0 %           100.0 %
Cost of goods sold                                       73.8 %            73.9 %            73.4 %            71.9 %
                                                  ------------       -----------       -----------       -----------
      Gross profit                                       26.2 %            26.1 %            26.6 %            28.1 %
Selling, general and
    administrative expenses                               5.8 %             6.1 %             5.9 %             6.7 %
Amortization                                              4.1 %             4.6 %             4.2 %             4.5 %
                                                  ------------       -----------       -----------       -----------
     Operating income                                    16.3 %            15.4 %            16.5 %            16.9 %
Interest expense                                         12.8 %            14.5 %            13.0 %            14.6 %
Other income, net                                         0.6 %            (1.1)%            (0.4)%            (0.6)%
                                                  ------------       -----------       -----------       -----------
    Income before taxes and extraordinary item            2.9 %             2.0 %             3.9 %             2.9 %
Income tax expense                                          - %               - %             0.1 %               - %
                                                  ------------       -----------       -----------       -----------
    Income before extraordinary item                      2.9 %             2.0 %             3.8 %             2.9 %
Extraordinary item, loss on early
    extinguishment of debt                                  - %               - %               - %             1.9 %
                                                  ------------       -----------       -----------       -----------
    Net income                                            2.9 %             2.0 %             3.8 %             1.0 %
                                                  ============       ===========       ===========       ===========

         Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):

                                                      For the Three Months                  For the Nine Months
                                                       Ended September 30,                  Ended September 30,
                                                   ----------------------------        -----------------------------
                                                     2000              1999              2000               1999
                                                   ----------------------------        -----------------------------
                                                            (unaudited)                         (unaudited)

Net income                                      $      1,953       $     1,304       $     7,801       $      1,765
Depreciation and amortization                          6,417             5,920            19,227             17,830
Non-recurring start-up cost                                -               539                 -              2,099
Interest                                               8,803             9,155            26,970             27,303
Taxes                                                     26                 -               158                  -
Extraordinary loss                                         -                 -                 -              3,616
                                                   ----------        ----------        ----------        -----------
Adjusted EBITDA                                 $     17,199       $    16,918       $    54,156       $     52,613
                                                   ==========        ==========        ==========        ===========

Adjusted EBITDA for the quarter ended September 30, 2000 increased $0.3 million, or 1.8%, to $17.2 million from $16.9 million for the quarter ended September 30, 1999 and for the nine months ended September 30, 2000 increased $1.6 million, or 3.0%, to $54.2 million from $52.6 million for the same period in 1999.

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

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net Sales. Net sales increased $5.2 million, or 8.2%, to $68.8 million in the three months ended September 30, 2000 from $63.6 million in the three months ended September 30, 1999. Excluding the impact of changes in the exchange rate of European currencies, third quarter 2000 net sales would have been $7.0 million higher than in the third quarter of 1999. This sales growth reflected a higher demand primarily in the construction and electrical markets, for which sales increased by 31.1% and 9.1%, respectively.

         Gross Profit. Gross profit is relatively stable at 26.2% of net sales for the three months ended September 30, 2000 compared to the same period in 1999. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the third quarter of 2000 would have been 26.7%. This improvement was primarily due to higher volumes sold resulting in more absorption of fixed costs but was partially offset by a recent rise in energy costs.

         Selling, General and Administrative Expenses. The expense associated with selling, general and administrative costs remained flat for the three months ended September 30, 2000 as compared to the same period for 1999. When expressed as a percentage of net sales, this expense decreased to 5.8% for the quarter ended September 30, 2000 as compared to 6.1% for the same period in 1999. This decrease was due to increased sales during the third quarter of 2000.

         Operating Income. As a result of the aforementioned factors, operating income increased $1.4 million to $11.2 million, or 16.3% of net sales, for the three months ended September 30, 2000 from $9.8 million, or 15.4% of net sales, for the three months ended September 30, 1999.

         Interest Expense. Interest expense decreased $0.4 million to $8.8 million in the three months ended September 30, 2000 from $9.2 million in the three months ended September 30, 1999. The decrease was a result of reductions in the principal amount outstanding under our senior credit facility, partially offset by an increase in accrued interest on a deferred distribution to a member, as well as the cost of foreign currency hedging programs.

         Other Income/Expense, net. The quarter-to-quarter $1.0 million decrease in other income/expense is primarily attributable to an increase of $0.9 million in alloy metal leasing expense, as well as a decrease of $0.3 million in interest income, which was partially offset by a $0.2 million increase in royalty income as compared to the same quarter of 1999.

         Net Income. As a result of the aforementioned factors, net income increased $0.7 million to $2.0 million in the three months ended September 30, 2000, from $1.3 million in the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net Sales. Net sales increased $20.8 million, or 11.1%, to $208.0 million in the nine months ended September 30, 2000 from $187.2 million in the nine months ended September 30, 1999. The net increase in sales resulted from a higher demand primarily in the electrical and construction markets, for which sales increased by 24.6% and 15.3%, respectively. This was partially offset by a 12.5% decline of European currencies in the first nine months of 2000 as compared to the same period in 1999, as well as selling price erosions that occurred throughout 1999. Recent price increase continue to move towards the historical pricing level of early 1999.

         Gross Profit. Gross profit decreased from 28.1% of net sales for the nine months ended September 30, 1999 to 26.6% of net sales for the nine months ended September 30, 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first nine months of 2000 would have been 27.3%. The positive impact of higher volumes sold for all categories of yarns, was partially offset by the residual effect of the 1999 selling price erosions, additional startup manufacturing costs related to increases in capacity in the first quarter of 2000, as well as recent increases in energy costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 5.9% of net sales for the nine months ended September 30, 2000 as compared to 6.7% of net sales for the nine months ended September 30, 1999. This decrease, which was primarily attributable to an increase in sales during the first nine months of 2000, was partially offset by an increase in depreciation of the information systems established in 1999.

         Operating Income. As a result of the aforementioned factors, operating income increased $2.8 million to $34.4 million, or 16.5% of net sales, for the nine months ended September 30, 2000 from $31.6 million, or 16.9% of net sales, for the nine months ended September 30, 1999.

         Interest Expense. Interest expense decreased $0.3 million to $27.0 million in the nine months ended September 30, 2000 from $27.3 million in the nine months ended September 30, 1999. The decrease was a result of reductions in the principal amount outstanding under our senior credit facility term loans, partially offset by higher revolver borrowings in the nine months ended September 30, 2000 as compared to the same period in 1999. The decrease was partially offset by an increase in accrued interest on a deferred distribution to a member as well as the cost of foreign currency hedging programs.

         Other Income/Expense, net. The period-to-period $0.6 million decrease in other income/expense primarily reflects $1.3 million of additional royalty income partially resulting from the recent settlement of $0.8 million for disputed royalties with our licensee, as well as $0.3 million reduced foreign currency losses due to hedging, partially offset by an increase of $1.9 million in alloy metal leasing expense and a decrease in interest income of $0.5 million as compared to the same period in 1999.

         Net Income. As a result of the aforementioned factors and the $3.6 million loss on early extinguishment of debt which occurred in 1999, net income increased $6.0 million to $7.8 million in the nine months ended September 30, 2000, from $1.8 million in the nine months ended September 30, 1999.

Liquidity and Capital Resources

         Our primary sources of liquidity are cash flows from operations, borrowings under the senior credit facility and the issuance of our 9 7/8% senior subordinated notes due 2009. Our future liquidity requirements will generally include funding principal payments on our senior credit facility, interest payments, capital expenditures and working capital requirements. We have no mandatory payments of principal on our senior subordinated notes prior to their maturity.

           At September 30, 2000, we had outstanding $345.1 million of long-term debt at a weighted average interest rate of 8.9%, consisting of $197.6 million under our senior credit facility, $147.3 million under our 9 7/8% senior subordinated notes (net of discount of $2.7 million) and $0.2 million of capital leases, less a current portion of $19.8 million. The amounts outstanding under our senior credit facility included $13.6 million outstanding under a revolver. As of September 30, 2000, we had approximately $50.0 million of availability under the revolver.

           Net Cash Provided by Operating Activities. Net cash provided by operating activities was $26.9 million for the nine months ended September 30, 2000 and was primarily the result of net income of $7.8 million, non-cash adjustments of $22.1 million, a decrease in accounts receivable, inventory, accounts payable and the liability due to Owens Corning of $2.9 million, $3.4 million, $3.7 million and $4.8 million, respectively, as well as an increase in accrued liabilities of $0.2 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $9.5 million for the nine months ended September 30, 2000 and was mainly the result of purchases of property, plant and equipment, net of the proceeds from the sale of fixed assets.

         We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the nine months ended September 30, 2000, capital expenditures were $13.4 million, excluding assets associated with a sale and leaseback transaction during the second quarter of 2000 pursuant to which we sold manufacturing equipment for net proceeds of approximately $3.9 million. We are anticipating total capital expenditures in 2000 to be approximately $20.0 million, including assets associated with the sale and leaseback transaction.

         Net Cash Used in Financing Activities. Net cash used in financing activities was $18.9 million for the nine months ended September 30, 2000 and was primarily the result of the repayment of principal amounts outstanding under our senior credit facility and distribution of a dividend payable to a member.

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

         We derived 21.0% of our net sales in the third quarter of 2000 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging agreements will be sufficient to eliminate risks relating to currency fluctuations.


Recent Developments

         Impact of Owens Corning's Bankruptcy. On October 5, 2000, Owens Corning, which owns a 49% economic interest in Advanced Glassfiber Yarns, and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See " - Disclosure Regarding Forward-Looking Statements."

      Proposed Transaction Between Our Two Members. We previously reported that Porcher Industries Group and Owens Corning executed a memorandum of understanding setting forth the general parameters pursuant to which Porcher Industries Group intended to purchase Owens Corning's 49% economic interest in Advanced Glassfiber Yarns. Due to Owens Corning's recent bankruptcy filing, we cannot assure you that this transaction will ever be consummated or that it will be consummated on the terms previously disclosed. In addition, consummation of such a transaction would be subject to factors outside our control, including, among other things, the execution of definitive agreements, our ability to obtain any required lender consents and other approvals, and Porcher Industries Group's ability to obtain satisfactory financing. If Porcher Industries Group acquires Owens Corning's 49% economic interest, we may be required to step up the value of certain assets from Owens Corning's historical book value to fair market value as of the date of the transaction. This could result in the recording of additional depreciation and amortization expense and the payment of additional property taxes, which would reduce our future net income.


Recently Issued Accounting Standard

      On September 8, 1999, the Financial Accounting Standards Board issued SFAS No. 138, "Deferral of the Effective Date of FAS 133," which changes the effective date of FAS 133 to all fiscal quarters of all fiscal years beginning after September 15, 2000. SFAS 133, as amended by SFAS 138, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We use derivative instruments from time to time to reduce our exposure to fluctuations in interest rates and foreign currency exchange rates. We are currently evaluating this Statement and its prospective impact on our consolidated financial statements. We are in the process of evaluating the affect it will have on our financial statements. We will be required to implement Statement 133 in the first quarter of 2001.


Disclosure Regarding Forward-Looking Statements

         Some of the information in this Quarterly Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

         o our significant level of indebtedness and limitations on our ability to incur additional debt;
         o the impact of Owens Corning`s unpredictable bankruptcy proceeding on our financial condition and ongoing operations;
         o the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;
         o        the risk of conflicts of interest with our equity holders;
         o a downturn in the electronics industry and the movement of electronics industry production outside of North America;
         o        our concentrated customer base and the nature of our markets;
         o        a disruption of production at one of our facilities;
         o        foreign currency fluctuations;
         o an easing of import restrictions and duties with respect to glass fabrics;
         o        labor strikes or stoppages;
         o our ability to comply with environmental and safety and health laws and requirements; and
         o        changes in economic conditions generally.

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

         As of September 30, 2000, the notional value of our interest rate swaps was $189.0 million, equal to the outstanding borrowings under Term Loans A and B of our senior credit facility and $5.0 million under the revolver portion of our senior credit facility. The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At September 30, 2000, we would have received approximately $9.1 million to terminate the agreements. A 100 basis point decrease in LIBOR would decrease the amount received by approximately $3.9 million. The fair value is based on dealer quotes, considering current interest rates.

         As of September 30, 2000, the notional value of our foreign currency hedging instruments was $7.3 million, and the approximate fair value was $0.5 million. The potential loss in fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the US dollar would be approximately $0.4 million as of September 30, 2000. The potential gain in the fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the US dollar would be approximately $0.6 million as of September 30, 2000. The fair value is based on dealer quotes, considering current exchange rates.

         Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and our actual exposures and hedges. In addition, we are exposed to losses in the event of nonperformance by the counterparties under the interest rate swap agreements or foreign currency hedging instruments. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the agreements, we could lose any benefits contractually accruing in our favor as a result of market changes in interest or foreign currency exchange rates.

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

                                     ADVANCED GLASSFIBER YARNS LLC


                                     /s/ Catherine Cuisson
                                     ------------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: November 14, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AGY CAPITAL CORP.



                                     /s/ Catherine Cuisson
                                     ------------------------------------------
                                     Catherine Cuisson
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)

Dated: November 14, 2000