Form 10-K405
period 2000-12-31
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2001-04-02
CIK 1078420, 1078392

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes [X] No [_]

There is no established trading market for the membership interests of Advanced Glassfiber Yarns LLC. As of April 2, 2001, Porcher Industries, S.A. owned a 51.0% membership interest and Owens Corning owned a 49.0% membership interest. All 1,000 shares of common stock of AGY Capital Corp. are owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the abbreviated narrative disclosure format.

================================================================================

                         ADVANCED GLASSFIBER YARNS LLC

              ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I

   CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

   Item 1.      Business                                                                 2
   Item 2.      Properties                                                               8
   Item 3.      Legal Proceedings                                                        9
   Item 4.      Submission of Matters to a Vote of Security Holders                      9

PART II
   Item 5.      Market For Registrants' Common Equity and Related Stockholder Matters   10
   Item 6.      Selected Financial Data                                                 10
   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                   12
   Item 7A.     Quantitative and Qualitative Disclosures About Market Risk              17
   Item 8.      Financial Statements and Supplementary Data                             18
   Item 9.      Changes in and Disagreements With Accountants on Accounting and
                Financial Disclosure                                                    18

PART III
   Item 10.     Directors and Executive Officers of the Registrants                     19
   Item 11.     Executive Compensation                                                  20
   Item 12.     Security Ownership of Certain Beneficial Owners and Management          20
   Item 13.     Certain Relationships and Related Transactions                          21

PART IV
   Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K        27

SIGNATURES                                                                              29

                                    PART I


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report may contain forward-looking statements. These statements include, in particular, statements about our plans, strategies and prospects within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify forward-looking statements by our use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or other similar words. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that our plans, intentions or expectations will be achieved. Such statements are based on our current plans and expectations and are subject to risks and uncertainties that exist in our operations and our business environment that could render actual outcomes and results materially different from those predicted. When considering such forward-looking statements, you should keep in mind the following important factors that could cause our actual results to differ materially from those contained in any forward-looking statements:

     . our significant level of indebtedness and limitations on our ability to incur additional debt;

     . the impact of Owens Corning's unpredictable bankruptcy proceeding on our financial condition and ongoing operations;

     . the risk that obtaining raw materials and capital equipment services from sources other than Owens Corning would be more costly or require us to change substantively our manufacturing processes;

     .   the risk of conflicts of interest with our equity holders;

     . a downturn in the electronics industry and the movement of electronics industry production outside of North America;

     .   our concentrated customer base and the nature of our markets;

     .   a disruption of production at one of our facilities;

     .   foreign currency fluctuations;

     . an easing of import restrictions and duties with respect to glass fabrics;

     .   labor strikes or stoppages;

     . our ability to comply with environmental and safety and health laws and requirements; and

     .   changes in economic conditions generally.

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

Item 1. Business
General

Advanced Glassfiber Yarns LLC is a Delaware limited liability company initially formed by Owens Corning to own and operate Owens Corning's Glass Yarns and Specialty Materials Business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of its Glass Yarns and Specialty Materials Business to us. Thereafter, on September 30, 1998, Owens Corning sold a 51.0% interest in us to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49.0% interest. AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009.

Advanced Glassfiber Yarns LLC headquarters are located at 2558 Wagener Road, Aiken South Carolina 29801. Our telephone number is (803) 643-1501.

We are one of the largest global suppliers of glass yarns. We are one of only three major glass yarns producers with manufacturing facilities in North America and one of only five major glass yarns producers that supply glass yarns globally. Our glass yarns are produced by converting molten glass into thin glass filaments which are then twisted into yarn.

Glass yarns, because of their unique physical properties, are a critical material used in a variety of electronic, industrial, construction and specialty applications. Heavy yarns are used in a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Fine yarns are used primarily to construct laminates for multi-layer printed circuit boards, which are integral to virtually all advanced electronic products, including computers, telecommunications equipment, television equipment, automotive equipment and home appliances. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high-strength glass yarn. Specialty materials, which accounted for 11% of our 2000 net sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Fine yarns and specialty materials generally command higher prices and profit margins than non-specialty heavy yarns, primarily due to their value-added characteristics.

Attractive Industry Fundamentals. The glass yarns industry has historically been characterized by a limited number of suppliers, high barriers to entry, a limited number of cost-effective substitutes and high capacity utilization. Historically, new entry into the market has been limited due to high barriers of entry, which include technological know-how and significant capital expenditure requirements. In addition, we believe that the industry's capacity utilization generally has been high, which has allowed manufacturers to more efficiently operate their facilities. Our capacity utilization, as measured by use of installed bushings, averaged approximately 88% between 1997 and 2000.

Stable Customer Base. We sell our products to over 200 customers worldwide, including every major North American and European weaver and a diverse group of other domestic and international commercial and industrial users of yarns. We maintain long-standing relationships with our major customers by collaborating with them to meet their specific manufacturing requirements and by providing high quality products and strong customer service. In addition, our customer relationships generally are stable due to the limited number of global suppliers of glass yarns and the costs to customers associated with "qualifying" new suppliers. In order to qualify a new supplier, a customer may need to modify its own loom set-ups and fabric specifications and also qualify the new glass yarn supplier with downstream manufacturers and weavers. Furthermore, although glass yarns generally represent a small fraction of an end product's overall manufacturing cost, product defects can be costly for customers. Consequently, customers demand high-quality, reliable yarns from their suppliers and we have established a reputation with our customers for meeting these demands. As a result of these factors, we have maintained strong relationships with each of our top five customers for over 25 years.

Unique Properties of Glass Yarns. The characteristics of glass yarns include:

     .   high strength-to-weight ratio;

     .   dimensional stability;

     .   heat resistance;

     .   moisture resistance;

     .   chemical resistance;

     .   electrical resistance; and

     .   thermal insulation.

Although carbon and aramid fibers are stronger than glass yarns, they are significantly more expensive. Other materials, such as steel and wood, are less expensive but lack the physical characteristics of glass yarns. Given the unique combination of physical attributes and relative low cost of glass yarns, we believe few cost-effective substitute products exist.

Diversified End-Use Markets. The characteristics of glass yarn make it the material of choice for a variety of products manufactured in the electronics, industrial, construction and specialty markets. Furthermore, within each of these markets, our products have a variety of applications, including: printed circuit boards, transformers, switch-gear, filtration bags, heat shields, welding curtains, filament tape, insect screening, optical fiber cable, aircraft laminates, wire coatings, gaskets, ignition cables, reinforced concrete, roofing materials, wallcoverings, filtration equipment, sporting goods and armor. We believe that this diversity in end-use applications reduces volatility in overall demand for our products.

Superior Production Technology and Product Innovation. We believe that we are the technological leader in the production of glass yarns due to our strong process engineering and product development capabilities. We pioneered the glass yarns industry with the introduction of "glass cotton" in the 1930s and the introduction of fine yarns in the 1940s, and have continued our innovation with the development of S-2 Glass(R) and Zentron(R). We employ 44 technical professionals dedicated to the development of new products, process improvements and product innovations.

Business Strategy

Our business strategy includes the following key elements:

Emphasize Fine Yarns and Specialty Materials. We will continue our focus on increasing the proportion of our net sales attributable to fine yarns and specialty materials. Sales of fine yarns and specialty materials increased as a proportion of net sales from 33% in 1997 to 39% in 2000. We believe our global leadership in producing fine yarns and specialty materials is a competitive advantage when targeting manufacturers of sophisticated electronics and specialty composites.

Develop New Products and Product Innovations. To maintain our technological leadership position in the glass yarns industry, we conduct an active internal research and development program aimed at developing new and improved products. In addition, we have formed several joint product development programs with our customers such as BGF Industries, a wholly-owned subsidiary of Porcher Industries, and downstream manufacturers. We also have a continuing relationship with Owens Corning pursuant to which we and Owens Corning conduct joint development programs and share in Owens Corning's technology and research and development. We will continue our focus on research and development and our commitment to collaborate with our customers to improve and develop products.

Focus on Operating Efficiency. We continually seek to improve the quality of our production facilities and our operating systems by utilizing modern production technology. These new technologies have enabled us to increase through-put, product quality and operational flexibility.

Selective Geographic Expansion. We believe that we have opportunities to expand our business outside of North America. Approximately 29% of our 2000 net sales were outside of North America, with approximately 22% in Europe, 6% in Asia and less than 1% in other regions. We believe that Asia represents an attractive long-term opportunity for sales of our fine yarns. Some of our customers are expanding their production capabilities in Asia to meet the region's demand for glass fabrics used to manufacture electronic laminates. We anticipate that glass yarns needed for such increased production will be sourced locally. Our strategy is to continue to expand outside North America by establishing in-region manufacturing capability.

Products and Markets

Our products are produced based on weight and strength specifications developed in close cooperation with customers. Our products fall into two categories based on filament diameter:

    .  heavy yarns, with a filament diameter between 7 and 14 microns, and

    .  fine yarns, with a filament diameter generally up to 7 microns.

The following table sets forth the percentage of net sales attributable to our two major product categories from 1998 to 2000:

                             Year Ended December 31,
                             ----------------------
                      1998              1999           2000
                      ----              ----           ----
Heavy yarns           74.0%             73.0%          71.9%
Fine yarns            26.0%             27.0%          28.1%
                     -----             -----          -----
Total                100.0%            100.0%         100.0%
                     =====             =====          =====

Heavy Yarns. Heavy yarns are used for a wide range of applications, such as printed circuit boards, roofing materials, filtration equipment, building reinforcements, window screening, aerospace materials and reinforced tapes. Currently, prices for heavy yarns, excluding specialty materials, generally range from approximately $2.00 to $5.00 per kilogram. We also produce a subcategory of heavy yarns known as specialty materials, such as S-2 Glass(R), a proprietary high strength glass yarn. Specialty materials, which accounted for 11% of our 2000 sales, are used for aircraft laminates, oxygen tanks, sporting goods and vehicle armor. Currently, prices for specialty materials range from approximately $12.00 to $31.00 per kilogram.

Fine Yarns. Fine yarns, which require a significant level of technical engineering expertise, generally command higher prices than non-specialty heavy yarns, and are primarily used to construct laminates in multi-layer printed circuit boards. Printed circuit board customers require a material that yields a highly uniform, flat surface. We believe that we are the world's largest producer of fine yarns and that our technological leadership differentiates us from our competitors. Currently, prices for fine yarns range from approximately $4.00 to $19.00 per kilogram.

We primarily sell to glass yarn weavers who weave glass yarn into fabric ultimately used in a wide variety of end-use applications. Our customers include, among others, every major glass weaver in North America and Europe. We have a customer base of over 200 customers. Our top five and top ten customers accounted for 55% and 66% of our 1999 sales, respectively, and 57% and 70% of our 2000 sales, respectively. Our top five customers in 2000 were Porcher Industries (including its affiliates such as BGF Industries), Hexcel-Schwebel, Inc., JPS Glass Inc., Bay Mills and CS Interglas. Among the different markets in the glass yarns industry, the electronic market is characterized by a few major customers, each with a strong relationship with us but that generally qualify more than one supplier. The industrial and construction markets are characterized by many customers that generally qualify only one supplier. The specialty market is characterized by customers that require highly specialized yarns produced in a cooperative effort with the supplier and, consequently, generally qualify only one supplier.

We market our products primarily through a direct sales force with offices located in the United States, Europe and Asia. Our North American customers are serviced by five sales personnel and one sales manager, European customers are serviced by three sales personnel and one sales manager and Asian customers are serviced by one sales manager. The marketing and business planning organization consists of four individuals who have product line management, pricing, market analysis, competitive intelligence, and market development responsibility for North and South America, Europe and Asia.

The following table sets forth the percentage of our net sales by geographic region from 1998 to 2000:

                              Year Ended December 31,
                              -----------------------
                       1998             1999           2000
                       ----             ----           ----
North America           74.8%           70.5%          70.8%
Europe                  21.2%           25.2%          22.1%
Asia                     3.8%            3.8%           6.3%
Latin America            0.2%            0.5%           0.8%
                       -----           -----          -----
Total                  100.0%          100.0%         100.0%
                       =====           =====          =====

Research and Development

To maintain our leadership position in the glass yarns industry, we conduct an active research and development program aimed at improving our manufacturing processes and developing new and improved products. Our Science and Technology Group manages the research and development program. We spent $5.9 million, $7.5 million and $6.8 million to fund the Science and Technology Group in 1998, 1999 and 2000, respectively. A portion of the Science and Technology Group dedicates their efforts to the Technical Services Organization ("TSO"). The Aiken and Huntingdon facilities each have a TSO that is organized into technical teams around each major customer category. We also have TSO resources located at the South Hill facility and in Europe. The TSO carries out ongoing process and product improvements, troubleshooting of manufacturing problems, and transfer of newly developed processes and products to manufacturing. The Science and Technology Group also has a project engineering group which is responsible for capital projects. The remaining persons in our Science and Technology group are focused on research and development and are experts in chemistry, product development, process technology, and customer applications. The research and development work is conducted at our Aiken Central Technology Laboratory in Aiken.

We have numerous United States patents, patent applications and trademarks. While we consider our patents to be valuable assets, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent or group of related patents. However, in some instances, patents and patent protection may deter entry by new competitors with respect to some of our product lines. Our policy is to obtain patents on our new products and enforce our patent rights. In connection with the formation transactions, Owens Corning assigned and licensed to us patents, know-how, trademarks and business information relating to or used in our business. In addition, we entered into a support services agreement with Owens Corning pursuant to which they will cooperate with respect to research and development. See "Certain Relationships and Related Transactions."

Manufacturing Process

Glass yarns are manufactured by mixing naturally occuring materials melting at high temperatures to create molten glass that flows through a bushing to create continuous glass strands. These strands are spooled and then twisted to create glass fiber yarns. We employ two types of manufacturing processes for glass yarns, "direct melt" and "indirect melt."

The "direct melt" glass fiber manufacturing process, which is employed at the Aiken facility, begins when finely ground raw materials, including sand, limestone, clay, borates and specialty chemicals, are blended together in a bulk quantity called the "batch." The batch is then fed into a furnace where it is melted. The molten glass flows to numerous, heat-resistant alloy trays called bushings. These bushings have thousands of small, precisely drilled tubular openings through which glass flows and becomes filaments. The hair-like filaments are coated with an aqueous chemical mixture called "sizing," which protects the filaments during processing and handling, including weaving or braiding, and ensures good adhesion of the glass fiber to the resin when manufacturing polymer reinforcements.

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

Raw Materials and Other Supplies and Sources

The major raw materials used by us in the production of glass yarns are glass marbles at the Huntingdon and South Hill facilities, and silica and borates at the Aiken facility. We purchase glass marbles from Owens Corning pursuant to an exclusive supply agreement. Silica is readily available and is currently provided to us by a number of local suppliers. We primarily use borates in our production processes at our Aiken facility, which are sourced from a supplier in Turkey that is owned by the Turkish government. Our supply of borates from Turkey is sourced through Owens Corning under a supply agreement which provides that, if there is a limited or reduced supply of borates, Owens Corning will allocate a portion of such supply to us.

In addition to the raw materials involved in the production of glass yarns, we use specialized capital equipment, such as bushings. Bushings are heat-resistant alloy trays through which molten glass is filtered to produce glass filaments. Our bushings are currently manufactured and periodically reconditioned by Owens Corning. As a part of the formation transactions, Owens Corning agreed to continue providing bushings to us and reconditioning service for the bushings. See "Certain Relationships and Related Transactions."

Competition

We believe that the principal competitive factors affecting the glass yarns industry include the quality, performance, product pricing and consistency of products, response to customer requirements and stability of business relationships with customers.

We are one of only five major producers of glass yarns that supply their products globally. The other global suppliers are PPG, Vetrotex, Nittobo and N.E.G. In addition to the five global suppliers of glass yarns, there are two significant regional manufacturers, Taiwan Glass, a limited licensee of our technology, and Nan Ya Plastics Corp., a licensee of PPG's technology, each of which operates and has significant sales in Asia. Currently, we and PPG are the only major producers of glass yarns with production facilities in North America. However, Vetrotex has recently built a plant for the production of glass yarns, primarily for the heavy electronics market, in Mexico. We believe that this plant became operational in mid-2000.

Employees

As of December 31, 2000, we had approximately 1,643 full-time employees. As of that date, approximately 1,556 of the employees were engaged in manufacturing and related services. Production, maintenance, warehouse and shipping employees at our Aiken facility are represented by Teamsters Local Union Number 86, an affiliate of the International Brotherhood of Teamsters. The collective bargaining agreement with this union covering our employees at Aiken expires on May 3, 2002. The Union of Needletrades, Industrial and Textile Employees and its local 1034T represent our production, maintenance, warehouse and shipping employees at our Huntingdon facility. The collective bargaining agreement with this union covering our employees at Huntingdon expires on October 31, 2002. Management considers our labor relations to be generally good and anticipates no interruption in operations due to labor-related matters.

Environmental and Health Matters

Our past and present operations, including our ownership and operation of real properties, are subject to extensive and changing federal, state, local and foreign environmental laws and requirements, that include, among others, those governing discharges to air and water, the handling and disposal of soils and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Our operations are also governed by laws and requirements relating to workplace safety and health. Management believes that we are generally in material compliance with these laws and requirements.

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

Item 2. Properties
We operate three manufacturing facilities in the United States. The following table sets forth a description of our manufacturing facilities:

                                                                                        2000           Owned
                                                              Approximate           Production           or
      Facility                     Products                   Square Feet        (in metric tons)      Leased
     ---------                     --------                   -----------         --------------       ------
Aiken, South Carolina        Heavy, Fine, and Specialty       1,540,000                   52,614       Owned
Huntingdon, Pennsylvania     Fine and Specialty                 405,000                    7,587       Owned
South Hill, Virginia (1)     Fine                                27,200                      470       Leased

- ---------
(1) The South Hill facility is a co-location facility shared with BGF Industries, at which we and BGF Industries work together closely to coordinate the production of glass yarns for use solely by BGF Industries' operations at that facility. We opened the facility in June 1998 and it became fully operational in 1999. See "Certain Relationships and Related Transactions." We own all of the equipment located in the South Hill facility, but lease the building from BGF Industries.

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

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters There is no established trading market for the membership interest of Advanced Glassfiber Yarns LLC or the common stock of AGY Capital Corp. Porcher Industries, S.A. owned a 51.0% membership interest and Owens Corning owned a 49.0% membership interest. All 1,000 shares of common stock of AGY Capital Corp. are owned by Advanced Glassfiber Yarns LLC.

Item 6. Selected Financial Data
We present below our selected historical financial information. Selected historical financial information related to Owens Corning's Glass Yarns and Specialty Materials Business is presented for each of the years ended December 31, 1996 and 1997 and the nine months ended September 30, 1998. Selected historical financial information subsequent to consummation of the formation transactions on September 30, 1998 is presented for the three months ended December 31, 1998 and the years ended December 31, 1999 and 2000.

We derived the historical information for the three months ended December 31, 1998, and the years ended December 31, 1999 and 2000 from our audited financial statements which appear elsewhere in this report. We derived the historical information for the years ended December 31, 1997 and 1996 and the nine months ended September 30, 1998 from the Predecesor Business audited financial statements that are not included in this report.

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

We have also presented the ratio of earnings to fixed charges. In calculating the ratio of earnings to fixed charges, earnings consist of income or loss before income taxes plus fixed charges. Fixed charges consist of interest expense, whether expensed or capitalized, and the portion of rental expense estimated to be attributable to interest.

You should read the historical data set forth below in conjunction with our consolidated financial statements together with the notes thereto, included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          Consolidated Company                    The Predecessor Business
                               -----------------------------------------   ---------------------------------------
                                         Year              Three Months      Nine Months            Year
                                         Ended                Ended            Ended                Ended
                                      December 31,          December 31,     September 30,       December 31,
                                 ------------------------                                   ----------------------
                                    2000          1999         1998             1998        1997           1996
                                    ----          ----         ----             ----        ----           ----
(dollars in thousands)
Statement of Operations
Data:

  Net sales                      $  278,288    $  252,236  $   63,403        $  274,979  $  277,357     $  205,248
                                    203,726       183,138      43,494           180,343     182,366        134,820
                                 ----------    ----------  ----------        ----------  ----------     ----------

  Gross profit                       74,562        69,098      19,909            94,636      94,991         70,428
  Selling, general and
   administrative expenses           16,407        16,812       4,123            14,345      14,813         11,487
  Amortization                       11,420        11,611       2,848                 -           -              -
  Restructuring cost (1)                  -           290           -                 -           -          2,034
                                 ----------    ----------  ----------        ----------  ----------     ----------

  Operating income                   46,735        40,385      12,938            80,291      80,178         56,907
  Interest expense                   35,449        36,824       9,113                 -           -              -
  Other income, net                    (900)       (2,235)       (450)           (3,003)     (2,688)        (2,328)
                                 ----------    ----------  ----------        ----------  ----------     ----------

  Income before taxes                12,186         5,796       4,275            83,294      82,866         59,235
  Income taxes expense                   93           190           -            33,051      32,540         16,226
                                 ----------    ----------  ----------        ----------  ----------     ----------

  Income before
   extraordinary loss                12,093         5,606       4,275            50,243      50,326         43,009
  Extraordinary item, loss
   on early extinguishment
   of debt (3)                            -        (3,616)          -                 -           -              -

                                 ----------    ----------  ----------        ----------  ----------     ----------
  Net income                     $   12,093    $    1,990  $    4,275        $   50,243  $   50,326     $   43,009
                                 ==========    ==========  ==========        ==========  ==========     ==========


Other Data:
  Depreciation and
   amortization                  $   27,944    $   25,963  $    5,975        $    6,394  $    8,305     $    8,233
  Capital expenditures               12,716        18,368       6,943            13,509       8,324         15,314
  Adjusted EBITDA                    73,628        69,889      21,334            67,663      91,171         91,527
  Cash flow from operating
   activities                        48,243        59,187      18,819            28,438      65,274         62,113
  Cash flow from investing
   activities                       (15,928)      (15,603)     (3,327)          (13,509)     (8,324)       (15,314)
  Cash flow from financing
   activities                       (34,450)      (50,155)     (2,712)          (14,940)    (56,922)       (46,783)
  Ratio of earnings to
   fixed charges                        1.3x          1.2x        1.5x             67.0x       78.0x         136.0x
Balance Sheet Data (2)
(at period end):
  Working capital (deficit)      $   (2,721)   $   (1,964) $   32,061        $      N/A  $  (11,872)    $   (4,944)
  Total assets                      436,009       454,416     465,469               N/A     153,961        163,839
  Total debt                        329,586       359,855     402,198               N/A           -              -
  Net assets/Members' interest       23,751        20,231      21,285               N/A      30,940         36,850

(1) During the first quarter of 1998, we recorded a $2.0 million restructuring charge related to personnel reductions at the Aiken and Huntington facilities. We recorded a $0.3 million restructuring charge in 1999.

(2) The historical balance sheet data for the periods 1996 through December 31, 1997 have not been adjusted to reflect the fact that Owens Corning did not contribute deferred tax assets to Advanced Glassfiber Yarns and that Owens Corning retained the following liabilities: income taxes payable, trade accounts payable and certain post-retirement health care benefits for those of our employees that were previously employees of Owens Corning. The December 31, 1998 balance sheet data reflects the following: the elimination of assets not contributed by Owens Corning and liabilities not assumed by Advanced Glassfiber Yarns, the accounting for the purchase by Porcher Industries of the 51.0% interest in Advanced Glassfiber Yarns and the various financing transactions related to our formation on September 30, 1998.

(3) During the first quarter of 1999, we recorded a $3.6 million charge related to the write-off of debt issuance costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and related notes contained in this Annual Report.

Overview

Advanced Glassfiber Yarns is a Delaware limited liability company initially formed by Owens Corning to own and operate its Glass Yarns and Specialty Materials Business. On July 1, 1998, Owens Corning contributed substantially all of the assets and liabilities of this business to Advanced Glassfiber Yarns. On September 30, 1998, Owens Corning sold a 51.0% interest in Advanced Glassfiber Yarns to a wholly owned subsidiary of Porcher Industries. Owens Corning retained the remaining 49.0% interest. Since, at all times up to September 30, 1998 we were either a division of Owens Corning or a wholly owned subsidiary of Owens Corning, our financial information for all periods prior to October 1, 1998 has been derived from the financial statement of Owens Corning.

Since at all times up to September 30, 1998 we were either a division of Owens Corning or a wholly owned subsidiary of Owens Corning, our financial information for all periods prior to October 1, 1998 has been derived from the financial statements of Owens Corning. Accordingly, our historical financial information for the year ended December 31, 1998 is based upon the historical financial information of the business as it was operated by Owens Corning from January 1, 1998 through September 30, 1998 and the historical financial information of Advanced Glassfiber Yarns from October 1, 1998 through December 31, 1998. The historical financial statements contained in this report for all periods ending on or before September 30, 1998 have not been adjusted to reflect that Owens Corning did not contribute all of the assets and liabilities of the business to us. In addition, these historical financial statements have not been adjusted to reflect the effect of the supply agreements entered into with Owens Corning in connection with the formation transactions. See "Certain Relationships and Related Transactions." The supply agreements generally require Owens Corning to provide raw materials, capital equipment and services to us at Owens Corning's cost plus pre-determined margins.

Net Sales. Effective December 31, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact of adopting SAB No. 101 was immaterial. Net sales consist of sales to customers, including discounts and negotiated rebates. Prices for our products depend upon the terms of our customer agreements and the category of product being sold.

Gross Profit. Cost of sales consists of raw materials, energy, labor and manufacturing overhead. These components of cost of sales as a percentage of total cost of sales averaged 37% for raw materials including resale goods, 8% for energy, 41% for labor and 14% for other costs, from 1998 to 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of the cost of our employees, including research and development and engineering personnel, and prior to 2000 the estimated costs of corporate services provided by Owens Corning.

Other Income, net. Other income consists of royalties and technical service fees earned from a non-exclusive limited license granted by us to Taiwan Glass Industrial Corporation. The historical financial statements only include the portion of the royalties and fees attributable to the manufacture and sale of glass yarn products by Taiwan Glass. Other income also includes interest income and foreign currency gains and losses, as well as alloy lease income or expenses.

Adjusted EBITDA. Adjusted EBITDA is defined as net income or loss before income taxes and extraordinary item, interest expense, depreciation and amortization expense, non-recurring charges of $2.3 million for the three months ended December 31, 1998 and $3.0 million for 1999 and restructuring charges of $2.0 million for the nine months ended September 30, 1998 and 0.3 million in 1999. Adjusted EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness; however, adjusted EBITDA should not be considered as an alternative to net income or loss, as a measure of operating results or to cash flows as a measure of liquidity in accordance with generally accepted accounting principles. Adjusted EBITDA as presented in this Annual Report may not be comparable to similarly titled measures reported by other companies as they are not calculated identically by all companies.

Results of Operations

The following table summarizes our historical results of operations and historical results of operations as a percentage of net sales.

                                                       Consolidated Company                The Predecessor
                                              ---------------------------------------          Business
                                                 Year Ended                            ------------------------
                                                December 31,         Three Months             Nine Months
                                                -----------              Ended                   Ended
                                              2000       1999       December 31, 1998      September 30, 1998
                                              ----       ----       -----------------      ------------------
Net sales                                     100.0%     100.0%          100.0%                  100.0%
Cost of sales                                  73.2       72.6            68.6                    65.7
                                              -----      -----           -----                   -----
Gross profit                                   26.8       27.4            31.4                    34.3
Selling, general and administrative
 expenses                                       5.9        6.7             6.5                     5.6
Amortization                                    4.1        4.6             4.4                      --
Restructuring cost                               --        0.1              --                     1.0
                                              -----      -----           -----                   -----
Operating income                               16.8       16.0            20.5                    27.7
Interest expense                               12.7       14.6            14.4                      --
Other income, net                              (0.3)      (0.9)           (0.7)                   (1.1)
                                              -----      -----           -----                   -----
Income before taxes and extraordinary item      4.4        2.3             6.8                    28.8
Income tax expense                               --        0.1              --                     7.9
                                              -----      -----           -----                   -----
Income before extraordinary item                4.4        2.2             6.8                    20.9
Extraordinary item, loss on early
 extinguishment of debt                          --        1.4              --                      --
                                              -----      -----           -----                   -----
Net income                                      4.4%       0.8%            6.8%                   20.9%
                                              =====      =====           =====                   =====

Fiscal Year 2000 Compared to Fiscal Year 1999

Net Sales. Net sales increased $26.1 million, or 10.3%, to $278.3 million as compared to $252.2 million in the year ended December 31, 1999. This increase was primarily due to higher demand in all markets, except in industrial products. The largest increases were in the electrical and the construction markets, with 22.8% and 14.5%, respectively. This was partially offset by the impact of a 13.0% decline in the exchange rate of the European currency versus the U.S. dollar in 2000 as compared to 1999. Price increases implemented in the last two quarters of 2000 continue to move towards the historical pricing level of late 1998 and early 1999.

Gross Profit. Gross profit increased by $5.5 million, or 8.0%, from $69.1 million for 1999 to $74.6 million for 2000. As a percentage of net sales, gross profit decreased to 26.8% as compared to 27.4% for the year ended December 31, 1999. The positive impact of higher volumes sold was partially offset by the residual effect of the 1999 selling price reductions, additional startup manufacturing costs related to increases in capacity in early 2000, as well as increases in energy costs since the second quarter of 2000. Excluding the impact of a weakening European currency, gross profit in the year 2000 would have been 27.7%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 5.9% of net sales for the year ended December 31, 2000 as compared to 6.7% of net sales for the year ended December 31, 1999. This decrease, which was primarily attributable to an increase in sales, without a corresponding increase in cost during the year of 2000, as well as 1999 non-recurring costs related to the establishment of independent operational, management and information system controls, was partially offset by an increase in depreciation of the aforesaid systems established in 1999.

Operating Income. Operating income increased $6.3 million to $46.7 million, or 16.8% of net sales, for the year ended December 31, 2000 from $40.4 million, or 16.0% of net sales, for the year ended December 31, 1999. This increase was primarily related to the factors discussed above.

Interest Expense. Interest expense decreased $1.4 million to $35.4 million, or 12.7% of net sales, for the year ended December 31, 2000 from $36.8 million, or 14.6% of net sales, for the year ended December 31, 1999.

Other Income, net. Other income/expense, net decreased $1.3 million to $0.9 million, or 0.3% of net sales, for the year ended December 31, 2000 from $2.2 million, or 0.9% of net sales, for the year ended December 31, 1999. This increase was primarily due to the increase in alloy lease cost.

Net Income. Also as a result of the aforementioned factors and the $3.6 million loss on early extinguishment of debt, which occurred in 1999, net income increased $10.1 million to $12.1 million in the year ended December 31, 2000, from $2.0 million in the year ended December 31, 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

Net Sales. Net sales decreased $16.4 million, or 6.1%, to $252.2 million in 1999 from $268.6 million in 1998. This decrease was due primarily to selling price reductions, a lower demand for heavy yarns used in rigid printed circuit boards as well as reduced sales to the construction industry. The decrease was partially offset by increased industrial and specialty application sales, which improved by 11% and 7%, respectively, compared to 1998.

Gross Profit. Gross profit margins decreased by $21.2 million, or 23.5%, from $90.3 million for 1998 to $69.1 million for 1999. As a percentage of net sales, gross profit decreased to 27.4% as compared to 33.6% for the year ended December 31, 1998. This decrease is attributable to selling price reductions mainly in the electronic segment and to the weakening of European currencies against the U.S. dollar. Also, higher depreciation costs resulted from the allocation of the purchase price following the acquisition of 51.0% of our shares by Porcher Industries, SA on September 30, 1998. In addition, the terms of the Owens Corning supply agreements resulted in an increase in the manufacturing costs. This was partially offset by a more favorable product mix as well as an increase in the selling price of fine yarns effective in the third quarter of 1999.

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

Operating Income. Income from operations decreased by $29.5 million, or 42.2%, from $69.9 million for 1998 to $40.4 million for 1999. Excluding the impact of the restructuring costs, non-recurring charges described above and amortization of intangibles, income from operations decreased by $21.7 million or 28.2% from $77.0 million for 1998 to $55.3 million for 1999. This decrease was primarily related to the factors discussed above.

Interest Expense. Interest expense increased $27.7 million to $36.8 million, or 14.6% of net sales, for the year ended December 31, 1999 from $9.1 million, or 3.4% of net sales, for the year ended December 31, 1998.

Other Income, net. Other income/expense, net decreased $0.6 million to $2.2 million, or 0.9% of net sales, for the year ended December 31, 1999 from $2.8 million, or 1.0% of net sales, for the year ended December 31, 1998.

Net Income. Also as a result of the aforementioned factors and the $3.6 million loss on early extinguishment of debt, which occurred in 1999, net income decreased $45.3 million to $2.0 million in the year ended December 31, 1999, from $47.3 million in the year ended December 31, 1998.

Liquidity and Capital Resources

Historically, our primary sources of liquidity prior to the formation transaction were cash flows from operations. Since the consummation of the formation transactions, our primary sources of liquidity have been cash flows from operations, borrowings under the senior credit facility and the issuance of our 9 7/8% senior subordinated notes due 2009. Our principal uses of liquidity are to fund operations, principal payments on the senior credit facility, and interest payments and to finance our planned capital expenditures. We have no mandatory payment of principal on our subordinated notes prior to their maturity.

Net Cash Provided by Operating Activities. Net cash provided by operating activities decreased $11.0 million from $59.2 million for 1999 to $48.2 million for 2000. The decrease was primarily attributable to a decrease in accounts payable and accrued liabilities of $18.3 million, a $5.5 million increase in other assets, a $2.6 million decrease in pension and post-retirement, and a decrease in alloy depletion of $1.1 million, offset by a decrease in income before depreciation, amortization and extraordinary item of $8.4 million, a $4.2 million decrease in accounts receivable related to a change in payment terms of a significant customer and improved collections and a $3.9 million decrease in inventory as a result of strong customer demand.

Net Cash Used in Investing Activities. Net cash used in investing activities increased $.3 million from $15.6 million for 1999 to $15.9 million for 2000. A significant portion of these capital expenditures in 2000 was for rebuilds of glass melting furnaces and other equipment upgrades used in our operations.

Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the year ended December 31, 2000, capital expenditures were $19.8 million, excluding assets associated with a sale and leaseback transaction during the second quarter of 2000 pursuant to which we sold manufacturing equipment for net proceeds of approximately $3.9 million.

Net Cash Used in Financing Activities. Net cash used in financing activities was $34.5 million for 2000 and primarily consists of a $4.0 million tax distribution to one of our members and net payment on term loans of $30.2 million.

Sources of Liquidity. In connection with the formation transactions, we entered into a senior credit facility, which provided for:

      . a six-year revolver in an aggregate principal amount of up to $75.0 million, which includes a $10.0 million swing line sub-facility and a $30.0 million letter of credit sub-facility;

      . a seven-year term loan in an aggregate principal amount of $125.0 million; and

      . a six-year term loan in an aggregate principal amount of $115.0 million.

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

First Union National Bank serves as agent under the senior credit facility. The senior credit facility is collateralized by a first priority lien on substantially all of our properties and assets and by a pledge of Porcher Industries' interest in Advanced Glassfiber Yarns. As of December 31, 2000, $182.0 million was outstanding under the senior credit facility and we had borrowing availability thereunder equal to approximately $53.3 million.

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

On January 21, 1999, we privately issued $150.0 million of 9 7/8% Senior Subordinated Notes due 2009. Our net proceeds from the sale of these notes were approximately $142.9 million, after deducting the initial purchasers' discount. We used the net proceeds from the offering, together with additional borrowings under our senior credit facility, to repay all debt outstanding under a $150.0 million senior subordinated credit facility, which was incurred on September 30, 1998 in connection with the formation transactions. On July 23, 1999, we exchanged the notes for substantially identical new notes that have been registered under the Securities Act of 1933. We generally fund the interest payments on the notes with operating cash flows.

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

Impact of Owens Corning's Bankruptcy. On October 5, 2000, Owens Corning, which owns a 49.0% economic interest in Advanced Glassfiber Yarns, and certain of Owens Corning's United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, we have not experienced interruptions in operations or supply of material. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "Cautionary Statement Regarding Forward-Looking Statements."

Proposed Transaction between Our Two Members. We previously reported that Porcher Industries Group and Owens Corning executed a memorandum of understanding setting forth the general parameters pursuant to which Porcher Industries Group intended to purchase Owens Corning's 49.0% economic interest in Advanced Glassfiber Yarns. Due to Owens Corning's recent bankruptcy filing, we cannot assure you that this transaction will ever be consummated or that it will be consummated on the terms previously disclosed. In addition, consummation of such a transaction would be subject to factors outside our control, including, among other things, the execution of definitive agreements, our ability to obtain any required lender consents and other approvals, and Porcher Industries Group's ability to obtain satisfactory financing. If Porcher Industries Group acquires Owens Corning's 49.0% economic interest, we may be required to step up the value of certain assets from Owens Corning's historical book value to fair market value as of the date of the transaction. This could result in the recording of additional depreciation and amortization expense and the payment of additional property taxes, which would reduce our future net income.

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

We expect that the final introduction of the Euro will result in greater market efficiency and will foster a more competitive economic environment within and among the participating member states. This is largely a function of the fact that the pricing of products and services will be more transparent through the use of a single common currency within the participating member states. While we do not believe the Euro conversion will materially affect our operations, particularly with respect to our sales in the participating member states, there can be no assurance whether and to what extent the introduction of the Euro will affect our business, financial condition and results of operations, or whether we will be able to realize any strategic or operational benefits from the introduction of the Euro.

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

Impact of Inflation

We generally attempt to pass cost increases on to our customers. Costs are affected by, among other things, inflation, and we may experience the effects of inflation in future periods. We believe, however, that inflation has not had a material impact on us during the past 3 years.

Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires us to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

We will adopt SFAS 133 effective January 1, 2001 and will initially record a $4.2 million unrealized gain in Other Comprehensive Income as the cumulative effect of this change in accounting for our interest rate swaps. For our foreign currency derivatives, the adoption of SFAS 133 will not have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The effects of potential changes in interest rates are discussed below. Our market risk discussion includes "forward- looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Statement Regarding Forward-Looking Statements."

Our senior credit facility is subject to market risks, including interest rate risk. Our financial instruments are not currently subject to commodity price risk. We do not enter into derivatives for trading or speculative purposes.

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

We entered into interest rate swap agreements to manage our exposure to interest rate changes under the senior credit facility. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B with an aggregate on the notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. As of December 31, 2000, we had two interest rate swap agreements effective through September 30, 2004 and 2005 on a notional amount of $172.5 million, equal to the borrowings outstanding under Term Loans A and B under our senior credit facility. During 2000 and 1999, AGY terminated portions of the interest rate swaps related to the early payment of Terms Loan A and B. As the result of this partial unwind of swap agreements, AGY recognized a gain in other income of $0.2 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively. The fair value of the interest rate swap agreements, representing the estimated amounts that we would receive to terminate the agreements, was approximately $4.2 million and $12.9 million respectively as of December 31, 2000 and as of December 31, 1999. A 100 basis point decrease in LIBOR would result in our having to pay $0.5 million to terminate the agreements. The fair value is based on dealer quotes, considering current interest rates.

We are exposed to foreign currency exchange rate risk mainly as a result of our export sales denominated in the Euro. Our risk management strategy is to use derivative financial instruments, including forwards, swaps, collars and purchased options, to hedge some portion or all of these exposures, in accordance with our financial risk management policy. Our objective is to limit the impact of foreign currency changes on earnings and cash flows.

As of December 31, 2000, the notional value of our foreign currency hedging instruments was $11.8 million, and the approximate fair value was $-0-. The potential loss in fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the U.S. dollar would be approximately $0.8 million as of December 31, 2000. The potential gain in the fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the U.S. dollar would be approximately $0.8 million as of December 31, 2000. The fair value is based on dealer quotes, considering current exchange rates.

In addition, we are exposed to losses in the event of nonperformance by the counterparties under the derivative agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparts were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our senior credit facility, even if the rate was in excess of the rates in the interest rate swap agreements.

Item 8. Financial Statements and Supplementary Data
See page F-1 of the financial reports included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrants
The following table sets forth information with respect to our directors, executive officers and other key employees:

Name                       Age       Position
- ----                       ---       --------
Robert Porcher              72       Chief Executive Officer and Chairman of the
                                     Board of Directors
Robert Pistole              63       President
Catherine Cuisson           35       Vice President and Chief Financial Officer
Heinz J. Otto               51       Director
Serge Piolat                50       Director
Philippe Porcher            47       Director
Michael H. Thaman           37       Director


Robert Porcher is our Chief Executive Officer, Chairman of the Board and a Director. Mr. Robert Porcher has been Chairman of the Board of Directors and Chief Executive Officer of Porcher Industries from 1952 to 1998. Porcher Industries owns 51.0% of Advanced Glassfiber Yarns. Mr. Robert Porcher beneficially owns 54% of the outstanding capital stock of Porcher Industries. Since December 9, 1998, Mr. Porcher has served as the Chairman of the Supervisory Board of Porcher Industries.

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

Catherine Cuisson is our Vice President and Chief Financial Officer. Prior to the formation transactions, Ms. Cuisson served as Controller of Porcher Industries since November, 1994. Prior to joining Porcher Industries, Ms. Cuisson had served as a financial auditor with Coopers & Lybrand L.L.P. since 1987. Ms. Cuisson obtained the equivalent of a certified public accountancy degree upon graduating from the Institut Commercial de Nancy in Nancy, France.

Heinz J. Otto is a Director. Mr. Otto has been President of Owens Corning's Composites Division since 1996. Mr. Otto previously managed the European operations of Landis & Gyr Corp., a Swiss corporation, and served on its Executive Board since 1992. Prior to joining Landis & Gyr, Mr. Otto held various management positions with General Electric Company.

Serge Piolat is a Director. Since December 9, 1998, Mr. Piolat has served as Vice Chairman of the Executive Board and Chief Operating Officer of Porcher Industries. Mr Piolat previously managed different divisions of the Porcher Group since 1989.

Philipe Porcher is a Director. Since December 9, 1998, Mr. Philipe Porcher has been the Chairman of the Executive Board and Chief Executive Officer of Porcher Industries. Previously, Mr. Philipe Porcher had been the Vice-Chairman of Porcher Industries since March 1993 and also served as the Manager of the technical textile division of the Porcher Group. Mr. Philipe Porcher is the son of Mr. Robert Porcher, our Chairman of the Board and a Director.

Michael H. Thaman is a Director. Mr. Thaman has been Senior Vice President and Chief Financial Officer of Owens Corning since April 2000. Mr. Thaman had previously served in various other management positions with Owens Corning since 1992. Prior to joining Owens Corning, Mr. Thaman spent six years as a strategy consultant at Mercer Management Consulting, where he was a vice president in their New York office.

Item 11. Executive Compensation
The following table sets forth information concerning the compensation of our Chief Executive Officer and our two other most highly compensated executives during 2000:

                                                                  Other
  Name and Principal Position         Salary (1)     Bonus     Compensation
  ---------------------------         ----------     -----     ------------

Robert Porcher

Chief Executive Officer

                                  2000         -         -                -

                                  1999         -         -                -


Robert Pistole (2)

President

                                  2000  $ 200,000 $ 100,000         $ 17,500

                                  1999          -         -                -


Catherine Cuisson

Vice President and

Chief Financial Officer

                                  2000 $ 115,000  $ 33,250                -

                                  1999 $ 111,250  $ 13,750                -

- --------------------------------------------------------------------------------

_____________________
(1) Includes amounts earned in the indicated period that were paid in the following period.

(2) Amount shown in the table consist of compensation earned by Mr. Pistole from May 2000, the date on which Mr. Pistole became our full-time President, until December 31, 2000. From January 10, 2000 until May 2000 we paid Mr. Pistole $161,449 in consulting fees to perform the role of interim President.

Mr. Pistole entered into an employment contract with us in May 2000, pursuant to which Mr. Pistole agreed to serve as our President until at least December 31, 2002. This contract provides for a minimum annual base salary at the rate of $300,000 for Mr. Pistole. The minimum annual base salary may be increased by the Board of Directors. Mr Pistole's employment contract includes provisions restricting him from competing with us during employment and, except in certain circumstances, for a limited period of time after termination of employment. In addition, Mr. Pistole's employment contract provides for severance payments in the event of termination by us without cause equal to the officer's base salary at the rate then in effect for one year from the date of termination.


Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding each person or entity that beneficially owns more than a 5% ownership interest in Advanced Glassfiber Yarns. Each indicated entity has sole voting and investment power with respect to its respective ownership interest.

     Name of Beneficial Owner                  Ownership Interest
     ------------------------                  ------------------
     AGY Holdings, Inc. (1)                           51.0%
     Jefferson Holdings, Inc. (2)                     49.0%

____________
(1) Address is c/o BGF Industries, Inc., 3802 Robert Porcher Way, Greensboro, North Carolina 27510. Porcher Industries owns 100% of the outstanding capital stock of Glass Holdings Corp., which owns 100% of the outstanding capital stock of AGY Holdings, Inc., which is the record holder of a 51.0% ownership interest in Advanced Glassfiber Yarns. Mr. Robert Porcher owns 54.0% of the outstanding capital stock of Porcher Industries.

(2) Address is One Owens Corning Parkway, Toledo, Ohio 43659-0001. Owens Corning owns 100% of the outstanding capital stock of Jefferson Holdings, Inc., which is the record holder of a 49.0% ownership interest in Advanced Glassfiber Yarns.

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

On October 5, 2000, Owens Corning and certain of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, we have not experienced interruptions in operations or supply of material. Although no assurances can be provided, we do not believe that Owens Corning's bankruptcy will have a material adverse effect on our business, financial condition or results of operations. However, this forward-looking statement is subject to risks and uncertainties that exist in our operations and our business environment. See "--Cautionary Statement Regarding Forward-Looking Statements."

LLC Purchase Agreement

Pursuant to an LLC purchase agreement, Porcher Industries purchased a 51.0% interest in Advanced Glassfiber Yarns. The LLC purchase agreement required us to enter into the supply agreements described below relating to the conduct of our business with Owens Corning, Porcher Industries and their respective affiliates. The LLC purchase agreement also requires each of Owens Corning and Porcher Industries to indemnify the other from any and all losses which arise out of the breach by the other party of any of its representations and warranties or any of its covenants contained in the LLC purchase agreement.

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

Employee Benefits

During 1999, Owens Corning permitted our employees, including our employees who were employed by Owens Corning before September 30, 1998 ("transferred employees"), to become or remain as participants in, be covered by, or accrue benefits under certain Owens Corning employee benefit plans. We reimbursed Owens Corning specified amounts or, in some instances, Owens Corning's costs for this coverage. These arrangements with Owens Corning terminated as of December 31, 1999. We also became a participating employer in the two Owens Corning 401(k) Plans. We did not sponsor our own defined benefit pension plan in 1999. However, we paid Owens Corning specified amounts per employee who accrued benefits under the Owens Corning Merged Retirement Plan (the "OC Plan"). We also agreed to pay amounts associated with early retirement benefits under the OC Plan. Specifically, transferred employees who, as of September 30, 1998, did not qualify for the early retirement benefit under the OC Plan would continue to receive credit toward eligibility for the early retirement benefit for service with us. If a transferred employee remained employed by us until he qualifies for early retirement, the OC Plan treated the transferred employee as having elected early retirement upon retirement from us. We are obligated to pay Owens Corning the difference between the lump sum benefit payable to the transferred employee as an early retiree and the lump sum benefit payable to the transferred employee as a deferred vested benefit on the date of retirement from us under the applicable provisions of the OC Plan. These liabilities were estimated to be $5.1 million on the date of the formation transactions.

We established our own 401(k) Plan effective January 1, 2000 covering all eligible employees. There is a defined contribution retirement account within this plan, which includes self-directed investments into various investment vehicles. Effective January 1, 2000, we adopted health care and life insurance benefit plans for certain retired employees and their dependents. The terms of this plan are substantially the same as the Owens Corning Plan.

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

Aiken Sewer Agreement. We entered into a sanitary sewer agreement pursuant to which we permit Owens Corning to use our sanitary system in Aiken for sanitary wastewater discharges in exchange for the payment by Owens Corning of 50% of the actual costs of maintaining our sanitary system. The sanitary sewer agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Wastewater Treatment Agreement. We entered into a wastewater treatment agreement pursuant to which we treat at our wastewater treatment facility in Aiken aqueous industrial and laboratory waste discharged by Owens Corning. In exchange for such services, Owens Corning pays an allocated portion of our actual costs of operating the wastewater treatment facility. The wastewater treatment agreement will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Stormwater Agreements. We entered into various stormwater agreements pursuant to which:

    . we permit Owens Corning to discharge stormwater into our two stormwater ponds; and

    . Owens Corning permits us to discharge stormwater into Owens Corning's landfill sedimentation basin in Aiken.

Each party is individually responsible for any sampling and for complying with their respective stormwater permits. The stormwater agreements will terminate after a period of ten years, unless extended or otherwise terminated as set forth therein.

Aiken Landfill Agreement. We entered into a landfill agreement pursuant to which Owens Corning permits us to use Owens Corning's landfill in Aiken for the disposal of waste in exchange for an allocated portion of the actual costs of operating the landfill. The landfill agreement is effective for the operating life of the landfill, unless earlier terminated as set forth therein.

Facilities Arrangements at Huntingdon

Huntingdon Lease. Owens Corning leases from us approximately 89,818 square feet of our facility in Huntingdon, Pennsylvania for use as a glass mat manufacturing and distribution facility. The lease will expire on September 30, 2003, unless extended or terminated as provided in the lease agreement. Owens Corning pays a nominal fixed fee for the term of the lease plus its allocated share of all building operating expenses, as calculated in the lease agreement.


Huntingdon Air Modeling Agreement. Prior to the formation transactions, Owens Corning treated its glass yarn and glass mat manufacturing operations in Huntingdon as a single facility for environmental compliance purposes. As part of the formation transactions, Owens Corning transferred to us the entire facility in Huntingdon, a portion of which it leases back from us. In order to maintain continuity in complying with air emission modeling requirements under applicable environmental laws, we entered into an air modeling agreement pursuant to which the parties will treat their respective facilities in Huntingdon, including the portion leased to Owens Corning, as a single facility for modeling current and/or projected air emissions. Although we have agreed to share the costs of the modeling, each party remains solely responsible for its own environmental liabilities, if any. The air modeling agreement will terminate after a period of five years, unless extended or otherwise terminated as set forth therein.

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

Our sublease with Owens Corning relating to the Carly lease was due to expire on December 28, 2000. The sublease generally provides that we may purchase the equipment at the termination of the sublease. The purchase of this equipment and the resolution of the accrued lease payments is pending approval of the court overseeing the Owens Corning bankruptcy proceeding. We paid Owens Corning $325,000 pursuant to this sublease during 2000. We have accrued an additional expense of $106,000.

The initial term of our sublease with Owens Corning relating to the Pitney Bowes/John Hancock lease ends on March 31, 2001, but may be extended for up to two additional years unless Owens Corning exercises its right to terminate the sublease. The sublease generally provides that we may purchase the vacuum treatment oven at the termination of the sublease. In 2000, we paid Owens Corning $1,325,000 and accrued an additional expense of $442,000 pursuant to this sublease.

Services Agreements

We have entered into several agreements pursuant to which Owens Corning performs services for us that are important to the success of our operations. Some of these services agreements continued for a short time until we hired and trained our own personnel, while others are intended to continue for a longer duration. These service agreements, which are described more fully below, provide for the fabrication and repair of equipment, engineering and technical services, sales agency agreements in Europe and administrative and information systems services. In addition to the services provided by Owens Corning, we perform manufacturing and distribution services for Owens Corning at the Huntingdon facility, where Owens Corning continues to have operations.

Alloy Services Agreement. We entered into an alloy services agreement pursuant to which Owens Corning provides, at prices to be determined annually, services relating to the alloying, fabrication and repair of bushings, thermocouples and glass melter parts constructed from metal alloys. We have generally agreed to use Owens Corning exclusively for these services. Owens Corning has also agreed to manage our inventory of industrial precious metals and metal alloys and to lease to us metal alloys for use in bushings, thermocouples and glass melter parts at prices determined according to the formula set forth in the alloy services agreement. This agreement will terminate on December 31, 2005, unless extended or otherwise terminated. We paid Owens Corning $4.0 million for the refurbishing of bushings during 2000.

Support Services Agreement. We entered into a support services agreement pursuant to which Owens Corning provides engineering, design and technical services to us at previously agreed upon prices for a five-year period. The support services agreement will be automatically extended each year for an additional one-year term until terminated.

Transitional Services Agreement. We entered into a transitional services agreement pursuant to which Owens Corning provides corporate, administrative and information systems services to us at mutually agreed upon prices. The provision of payroll and selected administration functions expired on December 31, 2000. The provision of all other services provided for in the transitional services agreement expired on December 31, 1999 or earlier.

Manufacturing Services Agreement. We entered into a manufacturing services agreement pursuant to which we provide manufacturing services to Owens Corning to support their glass mat manufacturing and distribution business in Huntingdon. Owens Corning pays a monthly fee for our provision of manufacturing, management and ancillary services and pays additional fees in exchange for our provision of other services that may be requested by Owens Corning. The manufacturing services agreement will expire whenever Owens Corning or any of its affiliates no longer owns a 49.0% ownership interest in us, unless earlier terminated.

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

Byproducts Supply Agreement. We entered into a supply agreement pursuant to which Owens Corning will purchase the first 10 million pounds of byproducts of our manufacturing processes called dry chopped yarn and slit hanks, also known as "sliver," that we produce each year. Each year, Owens Corning will pay a fixed price per pound for the first 10 million pounds of byproducts and a higher fixed price for any additional amounts shipped by us. We are under no obligation to manufacture any specified quantity of the byproducts to supply to Owens Corning. The byproducts supply agreement will expire on December 31, 2003, after which it may be renewed for additional five-year terms, unless canceled by either party.

Borates Supply Agreement. Prior to the formation transactions, Owens Corning entered into an agreement with Etibank, a supplier of borates in Turkey that is owned by the Turkish government, pursuant to which Etibank mines, processes, sells and delivers borates to Owens Corning for use in manufacturing glass yarns. We entered into a borates supply agreement pursuant to which we purchase borates from Owens Corning at a price equal to Owens Corning's cost to purchase, transport and process borates plus a $150,000 annual administrative charge. The borates supply agreement will terminate on December 31, 2005, after which it will automatically renew for a period equal to any renewal period in Owens Corning's supply agreement with Etibank, unless canceled by either party upon 90 days' advance notice.

OC Belgium Agreements. We and N.V. Owens Corning S.A., a wholly owned subsidiary of Owens Corning ("OC Belgium"), entered into a supply agreement in 1998 pursuant to which we purchase at previously determined prices fiberglass yarns to be manufactured by OC Belgium at its facility in Battice, Belgium. We also have the option to acquire the Battice plant's fiberglass yarns manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce fiberglass yarns. The supply agreement with OC Belgium will terminate on December 31, 2003, after which it may be renewed for additional one-year terms, unless canceled by either party. In addition, we have an exclusive right to terminate this agreement effective December 31, 2001 upon one year's prior notice.

We and OC Belgium also entered into a purchase agreement in 1998 pursuant to which we purchased OC Belgium's list of customers that purchase heavy glass yarns from OC Belgium, transferable contracts between OC Belgium and its customers, the finished products inventory of heavy glass yarns owned by OC Belgium that were located in its public warehouse in Antwerp, Belgium, and all of OC Belgium's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Belgium.

OC Canada Agreements. Our Canadian subsidiary and Owens-Corning Canada, Inc., a wholly owned subsidiary of Owens Corning ("OC Canada"), entered into a supply agreement pursuant to which we purchase at previously determined prices minimum and maximum quantities of fiberglass yarns to be manufactured by OC Canada at its facility in Guelph, Canada. This agreement was terminated by mutual agreement in 1999.

Our Canadian subsidiary and OC Canada also entered into a purchase agreement in 1998 pursuant to which we purchased OC Canada's list of customers which purchase heavy glass yarns from OC Canada, transferable contracts between OC Canada and its customers, and all of OC Canada's accounts receivable arising exclusively out of the sale of heavy glass yarns by OC Canada.

OC Japan Agreement. We and Owens Corning (Japan) Ltd., a wholly owned subsidiary of Owens Corning ("OC Japan"), entered into a purchase agreement in 1998 pursuant to which we purchased OC Japan's list of customers which purchase glass yarns from OC Japan, various transferable contracts between OC Japan, its customers, all of OC Japan's accounts receivable arising exclusively out of the sale of glass yarns by OC Japan, and the finished products inventory of glass yarns owned by OC Japan that were located in its warehouses in Tokyo and Osaka, Japan. This agreement expired on December 31, 1999 and was not renewed.

Low Tex Type 30 Agreement. We and Owens Corning entered into a supply agreement on May 17, 2000 pursuant to which we will purchase for distribution of Type 30 fiberglass roving products having a bare glass linear density of 200 to 480 grams per 1000 meters. These rovings are to be manufactured by OC Brazil at its plant in Rio Claro, Brazil and by OC France at its plant in L'Ardoise, France.

Glass Marbles Supply Agreement. We entered into a glass marbles supply agreement pursuant to which we purchase exclusively from Owens Corning at mutually determined prices all of our requirements for glass marbles for use in our glass yarns business. Owens Corning has agreed not to supply glass marbles to any third party for use in the manufacturing of glass yarns. We have the option to acquire Owens Corning's glass marbles manufacturing equipment upon the termination of the agreement or at the time Owens Corning no longer uses this equipment to produce glass marbles. The glass marbles supply agreement will expire on December 31, 2005, after which it may be renewed for additional five-year terms by either party, unless terminated by us upon two years' prior notice. We purchased $5.2 million of glass marbles during 2000 from Owens Corning.

Co-location Arrangement with BGF Industries in South Hill, Virginia

Prior to the formation transactions, Owens Corning entered into a co-location arrangement with BGF Industries in South Hill, Virginia. As a result of the formation transactions, we have succeeded to Owens Corning's rights and obligations under the co-location arrangement. As part of the arrangement, we lease approximately 27,200 square feet of segregated space within BGF Industries' recently built multi-layer plant for the purpose of manufacturing fiberglass yarn for sale to BGF Industries pursuant to a 10-year renewable supply contract. We paid BGF Industries approximately $0.7 million pursuant to this co-location arrangement during 2000. Also as part of the co-location arrangement, we lease from BGF Industries manpower at an hourly job rate per employee and BGF Industries provides technical, quality control and improvement and other non-managerial services at previously determined rates. The employee leasing and services contracts end upon the termination of either the premises lease or the supply contract. The parties also have agreed to confidentiality and disclosure obligations in connection with the co-location arrangement.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
 (a)     Documents Incorporated by Reference or Filed with this Report:

1.              FINANCIAL STATEMENTS
                See Index on page F-1.

2.              FINANCIAL STATEMENT SCHEDULES
                See Index on page F-1.

3.              EXHIBITS

 Ex.            Description
 ---            -----------

2.1(1) Amended and Restated Asset Contribution Agreement dated as of July 31, 1998 between Owens Corning and Lincoln Yarns LLC

2.2(1) LLC Interest Sale and Purchase Agreement dated as of July 31, 1998 among Owens Corning, Lincoln Yarns LLC and Glass Holdings Corp.

2.3(1) Amendment No. 1 to LLC Interest Sale and Purchase Agreement dated as of September 30, 1998 among Owens Corning, Advanced Glassfiber Yarns LLC and AGY Holdings, Inc.

3.1(1)          Certificate of Formation of Advanced Glassfiber Yarns LLC

3.2(1) Advanced Glassfiber Yarns LLC Amended and Restated Limited Liability Company Operating Agreement between Jefferson Holdings, Inc. and AGY Holdings, Inc. dated as of September 30, 1998

3.3(1)          Certificate of Incorporation of AGY Capital Corp.

3.4(1)          Bylaws of AGY Capital Corp.

4.1(1) Indenture, dated as of January 21, 1999, among Advanced Glassfiber Yarns LLC, AGY Capital Corp., the Guarantors and Bank of New York, as trustee, relating to $150 million principal amount of 9 7/8% Senior Subordinated Notes due 2009.

4.2(1) Form of 9 7/8% Series A and Series B Senior Subordinated Notes due 2009 (included in Exhibit 4.1)

4.3(1) Registration Rights Agreement dated as of January 21, 1999 among Advanced Glassfiber Yarns LLC, AGY Capital Corp. and the Initial Purchasers

10.1(1) Patent and Know How License Agreement dated as of September 30, 1998 among Owens Corning Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC

10.2(1) Glass Marbles Supply Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.3(1) Alloy Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns LLC and Owens Corning

10.4(1) Non-Compete Agreement dated as of September 30, 1998 among Owens Corning, AGY Holdings Corp., Porcher Industries, S.A. and Advanced Glassfiber Yarns LLC

10.5(1) Manufacturing Services Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.6(1) Trademark Assignment Agreement dated as of September 30, 1998 by Owens Corning Fiberglas Technology, Inc. and Owens Corning in favor of Advanced Glassfiber Yarns LLC

10.7(1) Master Patent and Know How Assignment Agreement dated as of September 30, 1998 by Owens Corning Fiberglas Technology, Inc., Owens Corning and Advanced Glassfiber Yarns LLC

10.8(1) Borates Supply Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

10.9(1) Transitional Services Agreement dated as of September 30, 1998 by and among Owens Corning and Advanced Glassfiber Yarns LLC

10.10(1) Support Services Agreement dated as of September 30, 1998 between Advanced Glassfiber Yarns LLC and Owens Corning

10.11(1) Software License Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

 10.12(1) Keep-Well Agreement dated as of September 30, 1998 between Owens Corning and Advanced Glassfiber Yarns LLC

 10.13(1) Senior Credit Agreement dated as of September 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders

 10.14(1) Senior Subordinated Credit Agreement dated as of September 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union Investors, Inc., as co-agent and lender, and Warburg Dillon Read LLC, as co-agent and lender

 10.15(1) Note Purchase Agreement dated January 21, 1999 among Advanced Glassfiber Yarns LLC, AGY Capital Corp. and the Initial Purchasers

 10.16(2) Syndication Amendment and Assignment dated as of November 30, 1998 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.

 10.17(2) Second Amendment to Credit Agreement dated as of December 16, 1999 among Advanced Glassfiber Yarns LLC, the Guarantors, First Union National Bank, as agent and lender, and certain other lenders.

 10.18 Employment Agreement dated as of June 12, 2000 between Advanced Glassfiber Yarns LLC and Robert G. Pistole.

  12         Statement of Computation of Ratios

  21(1)      Subsidiaries of the Registrant

  99         Reconciliation of Net Income to EBITDA

___________
(1) Filed as part of our Registration Statement (333-72305) filed with the SEC and incorporated herein by reference.
(2) Filed as part of our Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year ending December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on April 2, 2001.

                                          ADVANCED GLASSFIBER YARNS LLC

                                          By    /S/ CATHERINE CUISSON
                                                ---------------------

                                                Catherine Cuisson
                                                Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                       Title                            Date
- ---------                       -----                            ----

/s/ Robert Porcher              Chief Executive Officer and      April 2, 2001
- ---------------------           Chairman of the Board
Robert Porcher                  of Directors

/s/ Heinz J. Otto               Director                         April 2, 2001
- ---------------------
Heinz J. Otto

/s/ Serge Piolat                Director                         April 2, 2001
- ---------------------
Serge Piolat

/s/ Philippe Porcher            Director                         April 2, 2001
- ---------------------
Philippe Porcher

/s/ Michael H. Thaman           Director                         April 2, 2001
- ---------------------
Michael H. Thaman

/s/ Robert G. Pistole           President                        April 2, 2001
- ---------------------
Robert G. Pistole

/s/ Catherine Cuisson           Vice President and               April 2, 2001
- ---------------------           Chief Financial Officer
Catherine Cuisson               (Principal Financial and
                                Accounting Officer)

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Aiken, State of South Carolina, on April 2, 2001.

                                                   AGY CAPITAL CORP.

                                                   By /s/ Catherine Cuisson
                                                     ---------------------------
                                                      Catherine Cuisson
                                                      Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature                   Title                                 Date
- ---------                   -----                                 ----

/s/ Robert Porcher          Chief Executive Officer and           April 2, 2001
- -------------------------   Chairman of the Board
Robert Porcher              of Directors


/s/ Heinz J. Otto           Director                              April 2, 2001
- -------------------------
Heinz J. Otto

/s/ Serge Piolat            Director                              April 2, 2001
- -------------------------
Serge Piolat

/s/ Philippe Porcher        Director                              April 2, 2001
- -------------------------
Philippe Porcher

/s/ Michael H. Thaman       Director                              April 2, 2001
- -------------------------
Michael H. Thaman

/s/ Robert G. Pistole       President                             April 2, 2001
- -------------------------
Robert G. Pistole

/s/ Catherine Cuisson       Vice President and                    April 2, 2001
- -------------------------   Chief Financial Officer
Catherine Cuisson           (Principal Financial and
                            Accounting Officer)

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Material Business)

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                  Page No.
                                                                                                                  --------
Report of Independent Accountants                                                                                   F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                        F-3
Consolidated Statements of Operations for the years ended December 31, 2000 and 1999, and the periods October 1,
1998 to December 31, 1998 and January 1, 1998 to September 30, 1998                                                 F-4
Consolidated Statements of Comprehensive Income for the years ended December 31, 2000 and 1999, and the periods
October 1, 1998 to December 31, 1998 and January 1, 1998 to September 30, 1998                                      F-5
Consolidated Statements of Cash Flows for years ended December 31, 2000 and 1999 and the periods, October 1,
1998 to December 31, 1998 and January 1, 1998 to September 30, 1998                                                 F-6
Notes to Consolidated Financial Statements                                                                          F-7

                           REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of Advanced Glassfiber Yarns LLC:

We have audited the accompanying consolidated balance sheets of Advanced Glassfiber Yarns LLC and subsidiaries ("AGY" or "the Consolidated Company") as of December 31, 2000 and December 31, 1999 and the related statements of operations, of comprehensive income and of cash flows for the years ending December 31, 2000 and 1999 and for the period from October 1, 1998 to December 31, 1998. We have also audited the statements of operations, of comprehensive income and of cash flows of the Predecessor Business (as described in Note 1) for the period from January 1, 1998 to September 30, 1998. These financial statements are the responsibility of the Company's and the Predecessor Business' management, respectively. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements for the periods ended prior to October 1, 1998 do not reflect the new basis of accounting established by the acquisition of the 51.0% interest in the Predecessor Business as described in Note 1, and are presented on the historical cost basis existing prior to the acquisition period.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGY as of December 31, 2000 and 1999 and the results of their operations and of their cash flows for the years ended December 31, 2000 and 1999, and for the period from October 1, 1998 to December 31, 1998 and the results of operations and cash flows of the Predecessor Business for the period from January 1, 1998 to September 30, 1998, in conformity with accounting principles generally accepted in the United States of America.

PRICEWATERHOUSECOOPERS LLP
February 16, 2001

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                                                      December 31,      December 31,
                                                                                          2000             1999
                                                                                      ------------      ------------
                            ASSETS

Current assets:
   Cash and cash equivalents                                                          $    4,054        $   6,223
   Trade accounts receivable less allowance of $1,770 and $3,200 respectively             29,981           33,460
   Inventories (Note 3)                                                                   25,011           26,813
   Other current assets                                                                    5,947              645
                                                                                      ----------        ---------
        Total current assets                                                              64,993           67,141
                                                                                      ----------        ---------
Net property, plant and equipment (Note 4)                                               148,438          151,605
Intangible assets, net (Note 5)                                                          222,578          235,670
                                                                                      ----------        ---------
        Total assets                                                                  $  436,009        $ 454,416
                                                                                      ==========        =========


              LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                                                  $   29,181        $  26,412
    Accrued liabilities (Note 6)                                                          23,863           24,303
    Current portion of long-term debt (Note 7)                                            14,670           18,390
                                                                                      ----------        ---------
        Total current liabilities                                                         67,714           69,105
                                                                                      ----------        ---------
Long-term debt, net of discount of $2,616 and $2,819, respectively (Note 7)              314,916          341,465
Deferred distribution (Note 17)                                                            6,681            1,819
Pension and other employee benefit plans (Note 10)                                        22,947           21,796
                                                                                      ----------        ---------
        Total liabilities                                                                412,258          434,185
                                                                                      ----------        ---------

Commitments and contingencies (Note 19)                                                        -                -

Members' interest (Note 8 and 17)                                                         23,751           20,231
                                                                                      ----------        ---------
        Total liabilities and members' interest                                       $  436,009        $ 454,416
                                                                                      ==========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)


                                                   Consolidated  Company                 Predecessor Business
                                          ---------------------------------------       ----------------------
                                              For the Year           Three Months            Nine Months
                                           Ended December 31,           Ended                   Ended
                                           2000          1999     December 31, 1998       September 30, 1998
                                           ----          ----     -----------------       ------------------
Net sales (Note 15)                      $ 278,288    $ 252,236       $  63,403                $ 205,248
Cost of goods sold                         203,726      183,138          43,494                  134,820
                                         ---------    ---------       ---------                ---------
   Gross profit                             74,562       69,098          19,909                   70,428
Selling, general and administrative
   expenses                                 16,407       16,812           4,123                   11,487
Amortization                                11,420       11,611           2,848                        -
Restructuring cost                               -          290               -                    2,034
                                         ---------    ---------       ---------                ---------
   Operating income                         46,735       40,385          12,938                   56,907
Interest expense (Note 13)                  35,449       36,824           9,113                        -
Other income                                  (900)      (2,235)           (450)                  (2,328)
                                         ---------    ---------       ---------                ---------

   Income before provision for income
   taxes and extraordinary item             12,186        5,796           4,275                   59,235
Income tax expense (Note 14)                    93          190               -                   16,226
                                         ---------    ---------       ---------                ---------
Income before extraordinary item            12,093        5,606           4,275                   43,009
Extraordinary item, loss on early
   extinguishment of debt (Note 7)               -        3,616               -                        -
                                         ---------    ---------       ---------                ---------
Net income                               $  12,093    $   1,990       $   4,275                $  43,009
                                         =========    =========       =========                =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (dollars in thousands)

                                                    Consolidated Company                Predecessor Business
                                           ----------------------------------------  -------------------------
                                                For the Year          Three Months           Nine Months
                                             Ended December 31,          Ended                  Ended
                                               2000      1999      December 31, 1998      September 30, 1998
                                               ----      ----      -----------------      ------------------
Net income                                  $  12,093   $  1,990       $  4,275               $  43,009
Other comprehensive income (loss):
Foreign currency translation                      (31)       199             (1)                    539

                                            ---------   --------       --------               ---------
Comprehensive income                        $  12,062   $  2,189       $  4,274               $  43,548
                                            =========   ========       ========               =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                               Consolidated  Company           Predecessor Business
                                                                      ---------------------------------------  --------------------

                                                                            For the Year         Three Months      Nine Months
                                                                         Ended December 31,          Ended            Ended
                                                                         ------------------       December 31     September 30,*
                                                                          2000          1999          1998             1998
                                                                          ----          ----          ----             ----
Cash flows from operating activities:
   Net income                                                         $   12,093   $     1,990    $     4,275       $    43,009
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                       14,573        12,376          2,753             6,394
       Amortization of debt issuance costs                                 1,747         1,795            374                 -
       Amortization of goodwill and other intangibles                     11,420        11,611          2,848                 -

       Amortization of discount on notes                                     204           181              -                 -
       Inventory noncash change                                                -             -          1,321                 -
       Deferred income tax credit                                              -             -              -              (841)
       Extraordinary loss                                                      -         3,616              -                 -
       Alloy depletion                                                     1,224         2,254            613             2,499
   Changes in assets and liabilities:                                                                                         -
       Trade accounts receivable, net                                      3,450          (739)          (478)          (13,788)
       Inventories                                                         1,802        (2,108)        (2,489)           (3,591)
       Other assets                                                       (5,306)          186            (34)             (278)
       Accounts payable                                                    5,385        17,679          6,486              (468)
       Accrued liabilities                                                   500         6,550          2,250               702
       Pension and post-retirement                                         1,151         3,796            900             1,912
       Income taxes payable                                                    -             -              -            (7,112)
                                                                      ----------   -----------    -----------       -----------
         Net cash provided by operating activities                        48,243        59,187         18,819            28,438
                                                                      ----------   -----------    -----------       -----------
Cash flows from investing activities:
   Purchase of property, plant and equipment                             (19,760)      (15,277)        (3,327)          (13,509)
   Proceeds from sale of fixed assets                                      3,915             -              -                 -
   Other                                                                     (83)         (326)             -                 -
                                                                      ----------   -----------    -----------       -----------
         Net cash used in investing activities                           (15,928)      (15,603)        (3,327)          (13,509)
                                                                      ----------   -----------    -----------       -----------
Cash flows from financing activities:
   Proceeds from (payments on) revolving credit facility, net               (200)       (5,300)         1,000            14,000
   Proceeds from (payments on) bridge facility                                 -      (150,000)             -           150,000
   Payments on capital lease                                                 (92)         (100)             -                 -
   Proceeds from senior subordinated notes                                     -       147,000              -                 -
   Repayment to members                                                        -             -           (525)                -
   Proceeds from (payments on) term loans                                (30,179)      (34,125)        (3,187)          240,000
   Distribution to Porcher Industries                                          -             -              -          (203,624)
   Distribution to Owens Corning                                          (3,979)       (1,587)             -          (195,638)
   Contribution from Owens Corning                                             -             -              -             2,250
   Net transfers to Owens Corning                                              -             -              -           (14,940)
   Debt issuance costs                                                         -        (6,043)             -            (6,988)
                                                                      ----------   -----------    -----------       -----------
           Net cash used in financing activities                         (34,450)      (50,155)        (2,712)          (14,940)
                                                                      ----------   -----------    -----------       -----------
   Effect of exchange rate on cash                                           (34)           15             (1)               11
                                                                      ----------   -----------    -----------       -----------
Net increase (decrease) in cash and cash equivalents                      (2,169)       (6,556)        12,779                 -
                                                                      ----------   -----------    -----------       -----------
Cash and cash equivalents, beginning of period                             6,223        12,779              -                 -
                                                                      ----------   -----------    -----------       -----------
Cash and cash equivalents, end of period                              $    4,054   $     6,223    $    12,779       $         -
                                                                      ==========   ===========    ===========       ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest                                             $   32,982   $    27,697    $     8,929       $         -
                                                                      ==========   ===========    ===========       ===========
Supplemental disclosure of non-cash financing/investing activities:
   Capital lease                                                      $        -   $         -    $       386       $         -
                                                                      ==========   ===========    ===========       ===========
   Non-cash contribution to capital                                   $        -   $         -    $         -       $    87,134
                                                                      ==========   ===========    ===========       ===========
   Non-cash disposal of fixed assets                                  $      630   $         -    $         -       $         -
                                                                      ==========   ===========    ===========       ===========
   Final fixed assets appraisal reclassification                      $        -   $     4,171    $         -       $         -
                                                                      ==========   ===========    ===========       ===========
   Step-up of assets from sale of 51% interest                        $        -   $         -    $         -       $   267,341
                                                                      ==========   ===========    ===========       ===========
   Property and equipment financed in accrueds increase (decrease)    $   (2,582)  $     2,765    $     3,230       $         -
                                                                      ==========   ===========    ===========       ===========
   Deferred distribution to Porcher                                   $    4,357   $     1,656    $         -       $         -
                                                                      ==========   ===========    ===========       ===========

*Includes the financing and distribution transactions described in Note 1.

   The accompanying notes are an integral part of the consolidated financial statements.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Advanced Glassfiber Yarns LLC ("AGY" or the "Company") was formed by Owens Corning to own and operate Owens Corning's Glass Yarns and Specialty Materials Business (the "Predecessor Business" or the "Company"), which was contributed to AGY, then a wholly-owned subsidiary of Owens Corning, on July 1, 1998 (the "Contribution"). On September 30, 1998, Owens Corning sold a 51.0% interest in AGY to a wholly owned subsidiary of Porcher Industries, S.A. ("Porcher Industries") for aggregate consideration of $338.9 million (the "Majority Purchase"). In addition, Porcher Industries paid fees and expenses of approximately $3.2 million in connection with the Majority Purchase. Therefore, the total aggregate consideration paid by Porcher Industries for its 51.0% interest in AGY was $342.1 million. Owens Corning retained a 49.0% interest in AGY.

Prior to October 1, 1998, the Predecessor Business was managed as an operating unit of the Composites Systems Business of Owens Corning which provided certain administrative and operational support. The accompanying financial statements prior to the Majority Purchase include the cost of the Predecessor Business' employees and allocations of certain corporate services provided by Owens Corning. Management, using its experience with the Predecessor Business and its judgment, allocated approximately $6.2 million of such corporate services and other support to the Predecessor Business for the nine months ended September 30, 1998. The allocations were made primarily by estimating the proportional historical cost of various corporate departments and other functions providing services to the Predecessor Business. The proportions were based primarily upon estimates of the number of full time equivalent employees rendering service to the Predecessor Business. Management believes that its methodology is reasonable and that the costs of the operational and administrative support included in the accompanying financial statements prior to the Majority Purchase are comparable to those that the Predecessor Business would have incurred had it operated as a separate entity.

Concurrently with the Majority Purchase, AGY was recapitalized. AGY borrowed an aggregate of $404.0 million through a combination of $254.0 million under a Senior Credit Facility (as defined herein) and $150.0 million under a Senior Subordinated Credit Facility (the "Subordinated Facility"). AGY used the proceeds from the initial borrowing under the Senior Credit Facility and Subordinated Facility plus a $2.2 million contribution from Owens Corning to pay
(i) an aggregate cash distribution of $399.2 million (the "Distribution") to Owens Corning and Porcher Industries in the amounts of $195.6 million and $203.6 million, respectively, and (ii) approximately $7.0 million in fees and expenses. The initial borrowings under the Senior Credit Facility and the Subordinated Facility, and the application of the net proceeds therefrom are collectively referred to as the "Financings". The Financings, together with the Majority Purchase, are collectively referred to as the "formation transactions".

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

The acquisition of the 51.0% interest in AGY by a wholly owned subsidiary of Porcher Industries was accounted for as a partial purchase business combination in accordance with the provisions of APB No. 16 "Business Combinations" and EITF Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1. Basis of Presentation -- (Continued)

The allocation of the purchase price, as adjusted in 1999 based on final appraisals, was as follows (in thousands):

             Accounts receivable                            $  16,411
             Inventories                                       12,645
             Property, plant and equipment                     88,212
             Other assets                                         407
             Identifiable intangibles                          22,000
             Goodwill                                         216,611
             Accrued liabilities                              (14,137)
                                                             --------
                                                            $ 342,149
                                                             ========

In 1999, the Company received final appraisals on the assets acquired and as a result a reclassification of $4.2 million was made between property, plant and equipment and goodwill.

2. Summary of Significant Accounting Policies

Principles of Consolidation. The business is conducted through the Company and three wholly-owned subsidiaries, AGY Yarns Canada, AGY Capital Corp. and AGY Europe SARL. Significant intercompany accounts and transactions have been eliminated. Separate financial statements or condensed consolidating financial data of the wholly-owned subsidiaries are not presented as management has determined that they would not be material to the holders of the Company's Senior Subordinated Notes.

Cash and Cash Equivalents. The Company considers cash on hand, cash deposited in financial institutions and money market accounts with maturities of less than ninety days at date of purchase to be cash equivalents. These are stated at cost which approximates market value.

Inventories. Inventories are stated at the lower of cost or market value and include material, labor and manufacturing overhead. Cost is determined using the first-in, first-out (FIFO) method.

Rebuild of Glass Melting Furnaces. Glass melting furnaces periodically require substantial rebuilding. The time period between rebuilds varies depending upon the utilization of the furnace. The Company applies the capital method of accounting for the cost to rebuild glass melting furnaces. Under this method, costs are capitalized when incurred and depreciated over the estimated useful lives of the rebuilt furnaces, which is approximately 14 years.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation of property, plant and equipment is calculated principally on the straight-line method over the estimated useful lives of the assets. Repairs and maintenance costs are expensed as incurred; major replacements and improvements are capitalized. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any resulting gain or loss reflected in operations.

The estimated useful lives of the assets are as follows:

       Buildings and leasehold improvements                 15-40 Years
       Machinery and equipment                               5-25 Years

Alloy metals are the primary component of the heat resistant glass forming bushings in the Company's glass melting furnaces. Molten glass is passed through the bushings to form glass filaments. During the manufacturing process a small portion of the alloy metals is physically consumed. The portion of the alloy metal physically consumed is measured at the time a bushing is reconditioned and is charged to income. The amount of metal loss and the service

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Summary of Significant Accounting Policies -- (Continued)

life of the bushings are dependent upon a number of factors including the type of furnace and the product being produced. Based upon historical metal loss, the Company's alloy metals have a useful life of up to 29 years.

Alloy metals are an integral part of the Company's installed glass melting furnaces and therefore are classified as property, plant and equipment in the accompanying financial statements.

Revenue Recognition and Concentration of Credit Risk. Revenues are recognized when both risk of loss and title to products passes to the customer, which is typically at shipment. Effective December 31, 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, as amended, in 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue, including specifying basic criteria which must be met before revenue can be recognized. The impact of adopting SAB No. 101 was immaterial.

Two customers accounted for 46% and 47% of the Company's gross accounts receivable at December 31, 2000 and 1999, respectively. The following table represents a summary of sales to significant customers as a percentage of the Company's net sales:
                             Consolidated Company         Predecessor Business
                      ---------------------------------   --------------------
                                           Three Months        Nine Months
                      Ended December 31,       Ended              Ended
                      ------------------   December 31,        September 30,
                      2000          1999       1998                1998
                      ----          ----       ----                ----

Customer A            25.0%         25.0%      22.0%               19.0%
Customer B            17.0%         16.0%      16.0%               17.0%
                      ----          ----       ----                ----
                      42.0%         41.0%      38.0%               36.0%
                      ====          ====       ====                ====

Foreign Currency Translation. The assets and liabilities of the Company's Canadian operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

As of the date of the formation transactions, the European operations of AGY consisted principally of a distributorship. As of the date of the formation transactions, the European operations became a direct and integral component of the U.S. operations and are not a distinct and separate operation.

On June 8, 1999, the Company formed AGY Europe, SARL, a wholly owned subsidiary located in Lyon, France. This subsidiary provides administrative and managerial support for the Company's European operations. The assets and liabilities of the Company's AGY Europe, SARL operations are translated from its functional currency to U.S. dollars at the year-end exchange rates and income and expenses are translated at the average exchange rates prevailing during the period.

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

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2. Summary of Significant Accounting Policies -- (Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Intangible Assets. Included in intangible assets are goodwill, patents and trademarks, debt issuance costs and covenant not to compete. Goodwill represents the excess of cost over the fair value of tangible and intangible assets acquired. Debt issuance costs are being amortized over the terms of the respective debt agreements using the interest method (See Note 5).

The Company's policy is to evaluate goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on undiscounted operating cashflows that will result from the use of such assets. When projected future cashflows on an undiscounted basis are less than the carrying value of the assets, the impaired assets are written down to net realizable value. The Company believes there is no impairment at December 31, 2000.

Other Income. Other income includes royalty and interest income, technical service fees, foreign currency gains and losses, as well as alloy lease income and expense.

Research and Development. The Company expenses research and development costs as incurred. These costs were approximately $6.8 million, $7.5 million, $1.7 million and $ 4.2 million for the years ended December 31, 2000 and 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively.

Impairment of Long-Lived Assets. The Company assesses whether its long lived assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. The Company believes there is no impairment at December 31, 2000.

Fair Value of Financial Instruments. The fair value of financial instruments in the accompanying financial statements approximates the carrying value, unless otherwise disclosed.

Recently Issued Accounting Standards. In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings.

The Company will adopt SFAS 133 effective January 1, 2001 and will initially record a $4.2 million unrealized gain in Other Comprehensive Income as the cumulative effect of this change in accounting for our interest rate swaps. For our foreign currency derivatives, the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

Reclassification. Certain previously reported amounts have been reclassified to conform with the current presentation.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3. Inventories

Inventories consist of the following (in thousands):

                                                  December 31,    December 31,
                                                      2000            1999
                                                  ------------    ------------

Finished goods                                     $  20,051       $  21,022
Materials and supplies                                 4,960           5,791
                                                   ---------       ---------
   Total Inventories                               $  25,011       $  26,813
                                                   =========       =========

4. Net Property, Plant and Equipment

Net property, plant and equipment consist of the following (in thousands):

                                                  December 31,    December 31,
                                                      2000            1999
                                                  ------------    ------------

   Land                                            $     827       $     827
   Building and leasehold improvements                26,659          24,840
   Machinery and equipment                           111,852          95,846
   Construction in progress                            7,383          12,578
                                                   ---------       ---------
      Gross property, plant and equipment            146,721         134,091
                                                   ---------       ---------
      Less: accumulated depreciation                 (29,677)        (15,104)
   Alloy metals                                       31,394          32,618
                                                   ---------       ---------
        Total Net property, plant and equipment    $ 148,438       $ 151,605
                                                   =========       =========

The Company leases computer equipment under a capital lease agreement. The carrying value of equipment under capital leases was approximately $193,000 and $289,000 at December 31, 2000, and 1999, respectively.

5. Intangible Assets

Goodwill and all other intangible assets are amortized on the straight-line method over the estimated useful lives of the assets, which are as follows (in thousands):

                                     December 31,  December 31,  Amortization
                                         2000          1999         Period
                                     ------------  ------------  ------------

       Goodwill                      $   216,611   $   216,611   25 Years
       Patents and trademarks             20,205        20,140   8 Years
       Debt issuance costs                13,224        13,224   6 - 10 Years
       Covenant not to compete             2,000         2,000   5 Years
                                     -----------   -----------
                                         252,040       251,975
       Accumulated Amortization          (29,462)      (16,305)
                                     -----------   -----------
          Total Intangible assets    $   222,578   $   235,670
                                     ===========   ===========

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                  December 31,     December 31,
                                                      2000             1999
                                                  ------------     ------------

      Vacation                                    $     3,003      $     3,061
      Interest                                          7,001            6,989
      Real and personal property taxes                  2,531            1,487
      Incentive compensation and profit sharing         2,555              717
      Benefits                                          2,622               60
      Due to Owens Corning                              1,804            7,644
      Other                                             4,347            4,345
                                                  -----------      -----------
         Total Accrued liabilites                 $    23,863      $    24,303
                                                  ===========      ===========

Under the transitional services agreement with Owens Corning (Note 9), the administration of the Company's health benefit plan was performed by Owens Corning through December 31, 1999. As such, the accrued costs associated with these benefits are included in the due to Owens Corning as of December 31, 1999.

7. Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                  December 31,     December 31,
                                                      2000             1999
                                                  ------------     ------------
     Senior Credit Facility:
        Revolving Credit Facility                 $     9,500      $     9,700
        Term Loan A                                    76,840           99,188
        Term Loan B                                    95,669          103,501
     9 7/8% Senior Subordinated Notes, net
        of amortized discount                         147,384          147,181
     Capital lease obligation                             193              285
                                                  -----------      -----------
                                                      329,586          359,855
     Less current portion                             (14,670)         (18,390)
                                                  -----------      -----------
          Total Long-term debt                    $   314,916      $   341,465
                                                  ===========      ===========

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Long Term Debt - (Continued)

The following is a schedule of future maturities of term debt, including minimum lease payments (in thousands):

                Twelve Month Ended
                   December 31,
                ------------------
                     2001                     $  14,670
                     2002                        23,630
                     2003                        23,502
                     2004                        51,419
                     2005                        67,833
                     2006 and thereafter        148,532

Senior Credit Facility. In connection with the formation transactions, AGY entered into a senior secured credit agreement, pursuant to which the lenders committed to lend to AGY up to $315.0 million (the "Senior Credit Facility"), including: (i) a six-year revolving credit facility in an aggregate principal amount of up to $75.0 million (the "Revolver") which includes a $30.0 million letter of credit subfacility; (ii) a six-year term loan in an aggregate principal amount of $115.0 million ("Term Loan A"); (iii) a seven-year term loan in an aggregate principal amount of $125.0 million ("Term Loan B" and together with Term Loan A, the "Term Loans"). On December 16, 1999, the Company and its lenders amended the Senior Credit Facility, reducing the available amount of the Revolver from $75.0 million to $65.0 million. The available balance under the Revolver was $53.3 million and $53.9 million at December 31, 2000 and 1999, respectively.

The amendment to the Senior Credit Facility also modified certain financial covenants, including the interest coverage ratio and the leverage ratio. The changes to the Senior Credit Facility as outlined in the amendment are reflected in the financial statements and in the corresponding notes as of December 31, 2000.

The Senior Credit Facility is collateralized by a first priority lien on substantially all of the properties and assets of AGY and its respective domestic subsidiaries, now owned or acquired thereafter and a pledge of Porcher Industries' membership interest in AGY. The Senior Credit Facility will be guaranteed by all of AGY's future domestic subsidiaries.

At AGY's option, the interest rates per annum applicable to the Revolver and the Term Loan A are fluctuating rates of interest measured by reference either to:
(i) LIBOR plus a borrowing margin or (ii) the bank's base rate, which is the greater of the published prime rate or the overnight federal funds rate plus 0.5% (the "ABR") plus a borrowing margin. The applicable borrowing margin for the Revolver and Term Loan A ranges from 1.75% to 3.0% for LIBOR based borrowings and .5% to 1.75% for ABR based borrowings. The applicable borrowing margin for the Term Loan B ranges from 3.50% to 3.75% for LIBOR based borrowings and 2.25% to 2.5% for ABR based borrowings. In October 1998, the Company entered into interest rate swap agreements which convert the LIBOR rates of interest on Term Loan A and Term Loan B to 4.92% and 5.04% per annum, respectively, plus the applicable borrowing margin, in order to limit its exposure to interest rate fluctuations under the Term Loan portion of the Senior Credit Facility. These swap agreements remain in effect through the six-year and seven-year terms of Term Loan A and Term Loan B, respectively. The notional amount of these swaps was approximately $76.8 million and $95.7 million for Term Loan A and Term Loan B, respectively, at December 31, 2000. The fair value of the interest rate swap agreements, representing the estimated amount that the Company would receive to terminate the swap agreements, was approximately $ 1,306,000 and $ 2,896,000, respectively, at December 31, 2000. The Company is exposed to losses, in the event of nonperformance by the counterparties under the interest rate swap agreements. As of December 31, 2000, the Company expects the counterparties to fully perform under these contracts.

During 2000 and 1999, AGY terminated portions of the interest rate swaps related to the early payment of Term Loans A and B. As the result of this partial unwind of swap agreements, AGY recognized a gain in other income of $0.2 million and $1.5 million for the years ended December 31, 2000 and 1999, respectively.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Long Term Debt - (Continued)

The interest rate on borrowings outstanding under the Revolver, Term Loan A and Term Loan B as of December 31, 2000 was 9.39%, 7.67% and 8.54%, respectively.

The Senior Credit Facility contains covenants restricting AGY and its subsidiaries with respect to the incurrence of debt (including guarantees); the creation of liens; substantially changing the nature of AGY's or its subsidiaries' businesses; the consummation of certain transactions such as dispositions of substantial assets, mergers, acquisitions, reorganizations and recapitalizations; the making of certain investments and loans, non-ordinary course asset sales and capital expenditures; the making of dividends and other distributions; transactions with affiliates (outside of trade sales and purchases) and AGY's ability to prepay certain debt. AGY also is required to comply with certain financial tests and maintain certain financial ratios as defined in the Senior Credit Facility. Certain of these financial tests and ratios include: (i) maintaining a maximum Leverage Ratio; (ii) maintaining a minimum Consolidated Net Worth; (iii) maintaining a minimum Interest Coverage Ratio; and (iv) maintaining a minimum Fixed Charge Coverage Ratio. At December 31, 2000 and 1999, the Company was in compliance with the aforementioned covenants.

The Senior Credit Facility also contains customary Events of Default. An Event of Default under the Senior Credit Facility will allow the lenders thereunder to accelerate or, in certain cases, will automatically cause the acceleration of the maturity of the debt under the Senior Credit Facility. Further, in the event of default, the interest rate would be increased.

Senior Subordinated Notes. On January 21, 1999, the Company issued $150 million of 9 7/8% Senior Subordinated Notes ($147 million net of discount) due 2009. Interest is payable semiannually beginning in July, 1999. Net proceeds of approximately $142.9 million plus additional borrowings under the revolving credit facility were used to repay outstanding indebtedness of $150.0 million under the Senior Subordinated Credit Facility. In addition, debt issuance costs of $3.6 million associated with the termination of the Senior Subordinated Credit Facility were written off in the first quarter of 1999.

Other. The Company has outstanding standby letters of credit at December 31, 2000 and 1999 of approximately $2,226,000 and $1,392,000, respectively, to secure workers compensation obligations. Such letters of credit expire in September 2001 but are automatically renewable for one year if not terminated before expiration.

Keepwell Agreement. In connection with the formation transactions, Owens Corning entered into a Keepwell Agreement to support the liquidity of AGY. In the event that AGY does not have the liquidity to pay the interest on the Senior Credit Facility when due, Owens Corning will loan AGY an amount equal to the aggregate deficiency. Owens Corning's obligations to make such loans is limited to a maximum aggregate amount of $65.0 million, and a maximum annual amount of $20.0 million. The Owens Corning maximum aggregate obligation is reduced by $10.0 million semi-annually beginning in 1999. This Agreement terminates in January 2002.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8. Membership Interest

The following table sets forth the statement of changes in members' interest (net assets prior to the majority purchase) in AGY (in thousands):



                                                       Accumulated                  Membership  Interest
                                                          Other           -----------------------------------
                                            Net       Comprehensive         Owens
                                           Assets        Income             Corning       Porcher      Total
                                         ---------     ----------         ------------   ---------  -----------
Balance at December 31, 1997             $  32,508      $   (1,568)       $          -   $       -   $   30,940
   Net income from January 1, 1998 to
     June 30, 1998                          24,698               -                   -           -       24,698
Translation gain                                 -             539                   -           -          539

                                         ---------      ----------        ------------   ---------  -----------
Balance at June 30, 1998                    57,206          (1,029)                  -           -       56,177
   Change from Business Unit to LLP        (57,206)          1,029              56,177           -            -
   Deferred tax adjustment due to
     change from Business Unit to LLP            -               -             (10,513)          -      (10,513)
   Net income from July 1, 1998 to
     September 30, 1998                          -               -              18,311           -       18,311
   Net transfers to Owens Corning                -               -             (14,940)          -      (14,940)
   Net liabilities assumed by Owens
   Corning and treated as capital
     contribution                                -               -              97,647           -       97,647


   Contribution from Owens Corning               -               -               2,250           -        2,250
   Sale of 51% interest to Porcher               -               -             (74,808)    342,149      267,341
   Distributions                                 -               -            (195,638)   (203,624)    (399,262)

                                         ---------      ----------        ------------   ---------  -----------
Balance at September 30, 1998                    -               -            (121,514)    138,525       17,011
   Net income from October 1, 1998 to
     December 31, 1998                           -               -               2,095       2,180        4,275
Foreign currency translation
  adjustment                                     -              (1)                  -           -           (1)

                                         ---------      ----------        ------------   ---------  -----------
Balance at December 31, 1998                     -              (1)           (119,419)    140,705       21,285
   Net income                                                                      975       1,015        1,990
Foreign currency translation
   adjustment                                    -             199                   -           -          199
Distribution to members                          -               -              (1,587)     (1,656)      (3,243)

                                         ---------      ----------        ------------   ---------  -----------
Balance at December 31, 1999                     -             198            (120,031)    140,064       20,231
   Net income                                                                    5,926       6,167       12,093
Foreign currency translation
  adjustment                                     -             (31)                                         (31)
Distribution to members                          -               -              (4,185)     (4,357)      (8,542)

                                         ---------      ----------        ------------   ---------  -----------
Balance at December 31, 2000             $       -      $      167        $   (118,290)  $ 141,874   $   23,751
                                         =========      ==========        ============   =========  ===========

Put Right. Commencing September 30, 2003, each of the members have the right to sell not less than all their ownership interest in AGY (a "Put Right") in the event certain conditions described below are satisfied. If either of the members exercises its Put Right, the value of the ownership interest will be determined by a third party according to the procedures set forth in the operating agreement. AGY's obligation to purchase a member's ownership interest is conditioned upon AGY financing the purchase with a third party lender while maintaining or obtaining not less than a B rating on its then outstanding unsecured debt after giving effect to the purchase. In addition, AGY's ability to fund the Put Right will be conditioned upon maintaining compliance with the covenants under the Senior Credit Facility.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8. Membership Interest -- (Continued)

As of December 31, 2000, AGY could not finance the purchase of all or any portion of either member's ownership interest and maintain a credit rating of at least B on its existing unsecured debt. If AGY meets this requirement in the future, the Company will commence accretion to this estimated redemption value of each member's ownership interest. Such accreted redemption amount will be presented outside of the members' interest section of the balance sheet after total liabilities. Management's estimate of the aggregate value of the members' ownership interest using the measurement procedures specified in the Operating Agreement is approximately $250 million.

9. Transactions with Related Parties

The Company engages in several transactions with related parties. The following is a description of these transactions.

Sales. Porcher Industries and affiliates represented approximately $69,000,000, $63,000,000, $14,000,000 and $39,000,000 of AGY's net sales for the years ended
December 31, 2000 and 1999 and the periods ended December 31, 1998, and September 30, 1998, respectively. Trade receivables from Porcher and affiliates were approximately $5,543,000 and $6,900,000 at December 31, 2000 and 1999, respectively.

Purchases of Materials. The Company purchases glass marbles, which are used as an input material to the production of certain glass yarns, from Owens Corning. Glass marble purchases were $5,210,000, $ 4,988,000, $1,667,000 and $2,157,000 for the years ended December 31, 2000 and 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively.

Glass Forming Bushing Fabrication Services and Alloy Metal Loss. The glass forming bushings used in the Company's glass melting furnaces require periodic refurbishing. Refurbishing and fabrication services are provided to the Company by Owens Corning's central alloy operations. Such services and alloy metals physically consumed in the manufacturing process are charged to the Company and were $4,010,000, $3,885,000, $721,000 and $2,499,000 for the years ended
December 31, 2000 and 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively.

Borates Supply Agreement. The Company purchases borates, which are used as an input material to the production of certain glass yarns from Owens Corning. Borates purchases were $3,205,000, $3,280,000, $879,000 and $2,550,000 for the years ended December 31, 2000 and 1999, the periods ended December 31, 1998, and September 30, 1998, respectively. Additionally, Owens Corning began charging the Company an administrative fee for these services beginning October 1, 1998. Such administrative charges were $150,000, $150,000 and $25,000 for the years ended December 31, 2000 and 1999 and the three month period ended December 31, 1998, respectively.

Battice Supply Agreement. The Company purchases certain glass yarn products from Owens Corning's Battice manufacturing facility for resale. Such purchases were $19,024,000, $18,830,000 and $5,017,000 for the years ended December 31, 2000 and 1999 and the three month period ended December 31, 1998. Prior to the Majority Purchase, Owens Corning's Battice manufacturing facility sold such products directly to the customer.

Byproducts Supply Agreement. Owens Corning purchases byproducts of the Company's manufacturing processes called dry chopped yarn and slit hanks from the Company. The Company's sales of these byproducts to Owens Corning were $1,198,000, $2,902,000, $244,000 and $818,000 for the years ended December 31, 2000 and
1999, and the periods ended December 31, 1998 and September 30, 1998, respectively, and are included in net sales.

Owens Corning produces Low Tex Type 30 for the Company's customers. Beginning October 1, 1998 the Company receives a fee from Owen Corning equal to 10% of sales of those products to the Company's customers. Effective July 1, 2000, AGY began purchasing this product from OC at fixed prices. Total purchases of Low Tex Type 30

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


9. Transactions with Related Parties--(Continued)

were $6,390,000 for the year ended December 31, 2000.

Transitional Services. The Company entered into a transitional services agreement with Owens Corning at the time of the Majority Purchase for processing the Company's payroll, health care and benefit costs, accounts payable and for providing certain accounting and information services. The transition of these functions to AGY was completed in 2000. Charges for such services were $458,000, $3,910,000 and $1,681,000, and are included in the selling, general, and administrative expenses for the years ended December 31, 2000 and 1999 and the three month period ended December 31, 1998, respectively. In addition, the Company reimbursed Owens Corning for paying certain health care costs. Such health care charges were $7,683,000 and $2,097,000, and were included in selling, general and administrative expenses for the year ended December 31, 1999 and the three month period ended December 31, 1998.

Lease Transactions. The Company has entered into operating sub-lease agreements with Owens Corning for certain manufacturing equipment. The rental expense included in the Company's statements of operations associated with these leases was $2,199,000, $2,243,000, $557,000, and $1,677,000 for the years ended
December 31, 2000 and 1999, and the periods ended December 31, 1998 and September 30, 1998, respectively.

The future minimum rental commitments associated with these leases are as follows (in thousands):

                            2001                    $ 1,776
                            2002                        522
                            2003                         26

The Company leases a manufacturing facility from a wholly-owned subsidiary of Porcher Industries. Rental expenses associated with this facility was approximately $655,000, $655,000, $165,000, and $110,000 for the years ended
December 31, 2000, and 1999, and the periods ended December 31, 1998, and September 30, 1998, respectively.

Amounts due to related parties as of December 31, 2000 and 1999 under these various arrangements totaled $5.6 million and $9.1 million, respectively, and are included in both accounts payable and accrued liabilities.

On October 5, 2000, Owens Corning and certain of its United States subsidiaries (collectively, the "Debtors") filed voluntary petitions with the United States Bankruptcy Court for the District of Delaware seeking relief under Chapter 11 of the United States Bankruptcy Code. According to filings made by Owens Corning with the SEC, the Debtors will continue to manage their properties and operate their businesses as "debtors-in-possession" in accordance with the applicable provisions of the United States Bankruptcy Code. To date, the Company has not experienced an interruption in operations or supply of material. The Company does not believe that Owens Corning's bankruptcy will have a material adverse effect on its business, financial condition or results of operations.

10.  Employee Benefits

Pension Plan. Prior to the Majority Purchase, the hourly and salaried employees of the Predecessor Business participated in Company wide defined benefit plans maintained by Owens Corning. Under the plans, pension benefits were generally based on an employee's pay and number of years of service. Contributions to these pension plans were based on the calculations of independent actuaries using the projected unit credit method. Plan assets consisted primarily of equity securities with the balance in fixed income investments. The unrecognized cost of retroactive amendments and actuarial gains and losses were amortized over the average future service period of plan participants expected to receive benefits.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10.  Employee Benefits --(Continued)

Pension expense attributed to the Predecessor Business defined benefit pension plans includes the following (in thousands):

                                                      Nine Months Ended
                                                     September 30, 1998
                                                     ------------------

Service cost                                                $    1,673
Interest cost on projected benefit obligation                    5,892
Actual return on plan assets                                    (6,746)
Amortization of transition amount                                 (420)
Amortization of actuarial loss                                   1,260
Amortization of prior service cost                                (765)
                                                                 -----
Net pension expense                                         $      894
                                                                 =====
Assumptions used:

Discount rates                                                    6.50%
Return on asset                                                   9.00%
Rate of compensation increase                                     5.50%

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

Additionally, AGY has agreed to be responsible for the service costs under the plan through December 31, 1999. The amount reimbursable to Owens Corning attributed to AGY's unfunded contracted responsibility under this agreement was $8,485,000 and $7,799,000 as of December 31, 2000 and 1999, respectively. At
December 31, 2000, the current portion of this liability of $858,000 has been included in accounts payable.

Defined Contribution Plan. Effective January 1, 2000, AGY adopted a defined contribution 401(k) plan which allows qualifying employees to contribute up to 15% of their pre-tax compensation on an annual basis. Accordingly, AGY employees no longer participate in the Owens Corning pension plan. The Company matches 35% of each employee's contribution up to a certain percentage. For the year ended December 31, 2000, AGY contributed $926,000 under this plan.

Postretirement. The employees of the Predecessor Business participated in health care and life insurance benefit plans for certain retired employees and their dependents. The heath care plans in the U.S. were unfunded and pay either: 1) stated percentages of covered medically necessary expenses, after subtracting payments by Medicare or other providers and after stated deductibles have been met, or, 2) fixed amounts of medical expense retirement.

Employees became eligible to participate in the health care plans upon retirement under the Predecessor Business' pension plans if they had accumulated 10 years of service after age 45. Some of the plans were contributory, with some retiree contributions adjusted annually. The Predecessor Business reserved the right to change or eliminate these benefit plans subject to the terms of collective bargaining agreements. Under the Majority Purchase, AGY assumed the liability for these health care and life insurance benefits for active employees on September 30, 1998.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10. Employee Benefits -- (Continued)

The amount of net postretirement benefits cost attributed to AGY and the Predecessor Business included the following components (in thousands):

                                                       Consolidated Company              Predecessor Business
                                          --------------------------------------------   --------------------
                                                 For the Year          Three Months            Nine Months
                                              Ended December 31,           Ended                  Ended
                                              ------------------        December 31,           September 30,
                                              2000         1999            1998                    1998
                                              ----         ----      -----------------      ------------------
Service cost                              $    910       $   900          $      225            $       753
Interest cost on projected benefit
obligation                                   1,199           700                 175                  2,864
Amortization of prior services
cost                                          (143)            -                   -                 (2,599)
Amortization of unrecognized loss               69             -                   -                      -
                                          --------       -------          ----------            -----------
Net pension expense                       $  2,035       $ 1,600          $      400            $     1,018
                                          ========       =======          ==========            ===========
Assumptions used:

Discount rates                                8.00%         8.00%               6.50%
Initial health care cost trend rate          15.00%        10.00%              4-9.5%
Ultimate health care cost trend rate          5.00%         4.00%                4-7%

The change in benefit obligation and the funded status of the postretirement benefit plans at December 31, is summarized below (in thousands):


                                                         For the Year
                                                      Ended December 31,
                                                    ----------------------
                                                    2000              1999
                                                    ----              ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period     $   14,000          $  12,400
Service cost                                         910                900
Interest cost                                      1,199                700
Actuarial loss                                     2,151              1,217
Amortization of prior service costs                 (143)                 -
Amortization of unrecognized losses                   69                  -
Expected benefit payments                              -                  -
Adjustment for majority purchase                       -                  -
                                              ----------          ---------
Benefit obligation at end of period           $   18,186          $  15,217
                                              ==========          =========
FUNDED STATUS
Funded status at end of period                $  (18,186)         $ (15,217)
Unrecognized net actuarial loss                    2,151              1,217
                                              ----------          ---------
Net amount recognized                         $  (16,035)         $ (14,000)
                                              ==========          =========

At December 31, 2000, the current portion of this liability of $715,000 has been included in accounts payable.

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10. Employee Benefits--(Continued)

Assumed health care trend rates have significant effect on the amounts reported for the health care plans. A one- percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                                    1-Percentage Point
                                                                                  ----------------------
                                                                                    Increase   Decrease
                                                                                  ----------  ----------
Effect on total of service and interest cost components for 2000                  $   214      $    (214)
Effect on postretirement benefit obligation at December 31, 2000                  $ 1,400      $  (1,400)

Effective January 1, 2000, AGY adopted a health care and life insurance benefit plan for certain retired employees and their dependents. The terms of this plan are substantially the same as the terms of the Owens Corning plan.

11. Concentrations

The Company is self-insured for certain elements of their employee benefits, including workers compensation, but limits its liability through stop-loss insurance and annual plan maximum insurance limits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.

12. Restructuring and Nonrecurring Charges

During the first quarter of 1998, the Predecessor Business recorded a $2 million restructuring charge relating to personnel reductions at the Aiken and Huntingdon plant locations. The charge represents severance costs associated with the elimination of approximately 100 positions.

During the period October 1, 1998 to December 31, 1998, the Company incurred nonrecurring charges of $ 626,000 related to labor agreement settlements included in the cost of sales and $268,000 related to relocation costs included in selling, general and administration expense. An additional $130,000 of costs associated with software training was incurred and is included in selling, general and administrative expenses. The operating profit for the period October 1, 1998 to December 31, 1998 was adversely impacted by $1.3 million attributable to charges resulting from the purchase accounting adjustment to reflect the fair value of the inventory as of the date of the Majority Purchase.

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

13. Interest Expense

Interest expense includes the following for the years ended December 31, 2000 and 1999 and the three month period ended December 31, 1998 (in thousands):

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. Interest Expense--(Continued)

                                                                         Three Months
                                          Year Ended December 31,            Ended
                                        -------------------------         December 31,
                                          2000             1999               1998
                                        --------     ------------         ------------
Interest expense on long-term debt     $  33,080     $     34,848         $      8,739
Amortization of debt issuance cost         2,369            1,976                  374
                                       ---------     ------------         ------------
   Total interest expense              $  35,449     $     36,824         $      9,113
                                       =========     ============         ============

There was no interest expense for the nine months ended September 30, 1998.

14. Income Taxes

The income tax expense, income taxes payable and deferred income taxes included in the accompanying financial statements have been calculated as if the Predecessor Business, prior to July 1, 1998 operated as a stand alone entity. Effective July 1, 1998, the Company was established as a limited liability company, and is not subject to income tax; therefore, the statement of operations included herein does not reflect income tax expense for any period subsequent to July 1, 1998. Income tax expense reflected in the statement of operations for the nine months ended September 30, 1998 represents the estimated income tax expense attributable to the results of operations of the Predecessor Business through June 30, 1998. Income tax for the periods subsequent to the Contributions is the responsibility of the members based on their respective interest in AGY.

Income before income tax expense (in thousands):

                                                                     Nine Month Ended
                                                                    September 30, 1998
                                                                    ------------------
U.S.                                                                      $     57,139
Foreign                                                                          2,096
                                                                          ------------

Total                                                                     $     59,235
                                                                          ============


The income tax expense consists of the following (in thousands):


                                                                     Nine Months Ended
                                                                    September 30, 1998
                                                                    ------------------
Currently payable:
   U.S. state and federal                                                 $    16,229
   Foreign                                                                        838
Deferred:
   U.S. state and federal                                                        (841)
                                                                          -----------
Total income tax expense                                                  $    16,226
                                                                          ===========


                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

14.  Income Taxes -- (Continued)

The reconciliation between U.S. federal statutory rate and the effective income tax rate is:


                                                               Nine Months Ended
                                                              September 30, 1998
                                                              ------------------

U.S. Federal statutory rate                                                35%
State and local income taxes                                                4%
Foreign tax rates greater than U. S. Federal statutory rate
LLC income not subject to tax                                             (12%)
                                                                          -----
                                                                           27%
                                                                          =====

Deferred income taxes were determined based on the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, given the provisions of the enacted tax laws. As a result of the conversion to a limited liability company, the deferred tax asset at July 1, 1998 of $10.5 million was treated as a deemed distribution and reflected as a reduction of net assets.

Income tax expense of $93,000 and $190,000 was recorded in 2000 and 1999, respectively related to foreign taxes on AGY Yarns Canada and AGY Europe SARL. Deferred taxes were immaterial as of and for the years ended December 31, 2000 and 1999.

15. Segment Information

The Company operates in one business segment that manufactures glass fiber yarns and specialty materials that are used in a variety of industrial and commercial applications. The following geographic information represents the Company's net sales based on product shipment location and total assets based on physical locations for the region and period indicated (in thousands):

                                       Consolidated Company                    Predecessor Business
                        ----------------------------------------------------   --------------------
                            Year                 Year           Three Months        Nine Months
                           Ended                Ended              Ended               Ended
                         December 31,        December 31,       December 31,        September 30,
                           2000                  1999               1998                1998
                           ----                  ----               ----                ----
Net Sales
   North America     $    197,133           $     177,776      $   51,164           $    149,686
   Europe                  61,525                  63,500          10,861                 46,276
   Asia                    17,522                   9,690           1,244                  8,929
   Latin America            2,108                   1,270             134                    357
                     ------------           -------------      ----------           ------------
     Total           $    278,288           $     252,236      $   63,403           $    205,248
                     ============           =============      ==========           ============


Assets by region (in thousands):

                                             December 31,    December 31,
                                                 2000            1999
                                             ------------    ------------
   North America                             $    394,604      $  417,024
   Europe                                          37,027          33,558
   Asia                                             4,378           3,834
                                             ------------      ----------
     Total Assets                            $    436,009      $  454,416
                                             ============      ==========

                         ADVANCED GLASSFIBER YARNS LLC
            (formerly Glass Yarns and Specialty Materials Business)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16. Pro Forma Supplementary Data

The following pro forma supplementary data for the period from January 1, 1998 to September 30, 1998 gives effect to the formation transactions as if they had occurred on January 1, 1998. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of the Company's results of operations had the transactions been consummated on the date assumed and does not project the Company's results of operations for any future date (See Notes 1 and 2).

                              Nine Months Ended
                              September 30, 1998
                              ------------------
Net sales                       $  205,248
Gross profit                        63,281
Operating profit                    41,216
Net income                          14,718

17. Distributions

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

The Tax Distribution was $3.2 million based on the three months ended December 31, 1998, of which $1.6 million was paid to Owens Corning and $1.6 million was treated as a Deferred Distribution to Porcher Industries. The Tax Distribution was $8.5 million based on the year ended December 31, 1999 of which $4.2 million was paid to Owens Corning and $4.4 million was treated as a Deferred Distribution to Porcher Industries. The Deferred Distribution earns interest at the highest rate of interest on the Senior Credit Facility. Earned interest on the distribution was $508,000 and $163,000, for the years ended December 31, 2000 and 1999, respectively. The Deferred Distribution to Porcher Industries totalled $6,681,000 and $1,819,000 at December 31, 2000 and 1999, respectively.

Based on the members' estimated taxable income for the year ended December 31, 2000, the Tax Distribution will approximate $7.8 million of which $3.8 million will be paid in cash to Owens Corning and $4.0 million will be treated as a Deferred Distribution payable to Porcher Industries. These distributions will be recorded in the first quarter of 2001.

18. Quarterly Financial Information (Unaudited)

The following table sets forth summary quarterly financial information for the years ended December 31, 2000 and 1999 (in thousands):

                            2000 by Quarter           First          Second       Third      Fourth
                            --------------            -----          ------       ------     ------
          Net sales                                   $70,477         $68,704      $68,834    $70,273
          Gross profit                                 17,982          19,295       18,030     19,255
          Operating income                             11,157          12,054       11,220     12,304
          Income before extraordinary item              2,309           3,539        1,953      4,292
          Net income                                    2,309           3,539        1,953      4,292


                            1999 by Quarter           First          Second       Third      Fourth
                            --------------            -----          ------       -----      ------
          Net sales                                   $61,970         $61,617      $63,620    $65,029
          Gross profit                                 19,434          16,599       16,600     16,465
          Operating income                             12,108           9,618        9,831      8,828
          Income before extraordinary item              2,838           1,240        1,304        224
          Net income                                     (778)          1,240        1,304        224

19. Commitments and Contingencies

The Company is not a party to any significant litigation or claims, other than routine matters incidental to the operation of the Company. The Company does not expect that the outcome of any pending claims will have a material adverse effect on the Company's results of operations or financial position.

The Company is self-insured for certain elements of their employee benefits, including workers compensation but limits its liability through stop-loss insurance and annual plan maximum insurance limits. Self-insurance liabilities are based on claims filed and estimates of claims incurred but not reported.