Form 10-Q
period 2001-06-30
ADVANCED GLASSFIBER YARNS LLC
filed 2001-08-14
CIK 1078420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

         As of August 14, 2001, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                          ADVANCED GLASSFIBER YARNS LLC
            QUARTERLY REPORT FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                TABLE OF CONTENTS


                                                                                             Page No.
                                                                                             --------
Part I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                                                 1

              Consolidated Balance Sheets as of June 30, 2001 (unaudited)
              and December 31, 2000                                                             1

              Consolidated Statements of Operations                                             2
                           For the three months ended June 30, 2001 and 2000 (unaudited)        2
                           For the six months ended June 30, 2001 and 2000 (unaudited)          2

              Consolidated Statements of Comprehensive Income                                   3
                           For the three months ended June 30, 2001 and 2000 (unaudited)        3
                           For the six months ended June 30, 2001 and 2000 (unaudited)          3

              Consolidated Statements of Cash Flows                                             4
                           For the six months ended June 30, 2001 and 2000 (unaudited)          4

              Notes to the Consolidated Financial Statements                                    5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                    10
                           Overview                                                            10
                           Results of Operations                                               11
                           Liquidity and Capital Resources                                     14
                           Disclosure Regarding Forward-Looking Statements                     15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                       17

                        PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                           ADVANCED GLASSFIBER YARNS LLC
                            CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                                         June 30,             December 31,
                                                                                           2001                   2000
                                                                                       -------------        -----------------
                                                                                       (unaudited)
                      ASSETS
Current assets:
    Cash and cash equivalents                                                        $        3,519       $            4,054
    Trade accounts receivable less allowance of $1,063 and $1,770 respectively               21,560                   29,981
    Inventories                                                                              38,910                   25,011
    Other current assets                                                                      1,691                    5,947
                                                                                       -------------        -----------------
      Total current assets                                                                   65,680                   64,993
                                                                                       -------------        -----------------
Net property, plant and equipment                                                           147,417                  148,438
Intangible assets, net                                                                      215,775                  222,578
Other non-current assets                                                                         71                        -
                                                                                       -------------        -----------------
        Total assets                                                                 $      428,943       $          436,009
                                                                                       =============        =================

                                LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                                                 $       16,596       $           29,181
    Accrued liabilities                                                                      21,674                   23,863
    Current portion of long-term debt                                                        17,778                   14,670
                                                                                       -------------        -----------------
      Total current liabilities                                                              56,048                   67,714
                                                                                       -------------        -----------------
Long-term debt, net of discount of $2,507 and $2,616, respectively                          314,082                  314,916
Deferred distribution                                                                        11,032                    6,681
Pension and other employee benefit plans                                                     24,310                   22,947
Other non-current liabilities                                                                   694                        -
                                                                                       -------------        -----------------
        Total liabilities                                                                   406,166                  412,258
                                                                                       -------------        -----------------

Commitments and contingencies                                                                     -                        -

Members' interest                                                                            22,777                   23,751
                                                                                       -------------        -----------------
        Total liabilities and members' interest                                      $      428,943       $          436,009
                                                                                       =============        =================


    The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (dollars in thousands)


                                                                   For the Three Months                  For the Six Months
                                                                      Ended June 30,                        Ended June 30,
                                                             -------------------------------        -------------------------------
                                                                2001               2000                2001               2000
                                                             -------------------------------        -------------------------------
                                                                       (unaudited)                            (unaudited)
Net sales                                                    $    55,118        $    68,704         $  123,965         $   139,181
Cost of goods sold                                                40,026             49,896             87,293             102,597
                                                             ------------       ------------        -----------        ------------
    Gross profit                                                  15,092             18,808             36,672              36,584
Selling, general and administrative expenses                       3,278              4,386              7,913               8,357
Amortization                                                       2,900              2,855              5,960               5,710
                                                             ------------       ------------        -----------        ------------
    Operating income                                               8,914             11,567             22,799              22,517
Interest expense                                                   8,356              9,119             16,602              18,166
Other income, net                                                   (193)            (1,223)              (586)             (1,628)
                                                             ------------       ------------        -----------        ------------
    Income before taxes                                              751              3,671              6,783               5,979
Income tax expense                                                    80                132                 92                 132
                                                             ------------       ------------        -----------        ------------
    Net income                                               $       671        $     3,539         $    6,691         $     5,847
                                                             ============       ============        ===========        ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)


                                                              For the Three Months                For the Six Months
                                                                 Ended June 30,                      Ended June 30,
                                                           -------------------------        -----------------------------
                                                             2001            2000              2001              2000
                                                           -------------------------        -----------------------------
                                                                  (unaudited)                         (unaudited)
Net income                                                 $    671         $ 3,539         $    6,691         $   5,847
Other comprehensive income (loss):
 Currency hedges-options                                         27               -                195                 -
 Currency hedges-forwards                                       (71)              -                 36                 -
 Commodity swaps                                               (468)              -               (468)                -
 Interest rate swaps                                            (36)              -                425                 -
 Foreign currency translation                                    72              27                (51)                2
                                                           ---------        --------        -----------        ----------
Comprehensive income                                       $    195         $ 3,566         $    6,828         $   5,849
                                                           =========        ========        ===========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                --------------------------------------
                                                                                     2001                   2000
                                                                                --------------------------------------
                                                                                              (unaudited)
Cash flows from operating activities:
    Net income                                                                $           6,691      $          5,847
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                      7,167                 7,100
        Amortization of debt issuance costs                                                 874                   874
        Amortization of goodwill and other intangibles                                    5,960                 5,709
        Amortization of discount on notes                                                   109                    99
        Alloy usage                                                                         894                 1,059
    Changes in assets and liabilities:
        Trade accounts receivable, net                                                    8,405                   289
        Inventories                                                                     (13,899)                2,410
        Other assets                                                                      4,195                (4,178)
        Accounts payable                                                                 (9,550)               (2,497)
        Accrued liabilities                                                              (1,835)                  455
        Pension and post-retirement                                                       1,363                 1,339
                                                                                ----------------       ---------------
             Net cash provided by operating activities                                   10,374                18,506
                                                                                ----------------       ---------------
Cash flows from investing activities:
    Purchase of property, plant and equipment                                           (10,067)               (9,841)
    Proceeds from sale of fixed assets                                                        -                 3,915
    Other                                                                                   (43)                  (51)
                                                                                ----------------       ---------------
             Net cash used in investing activities                                      (10,110)               (5,977)
                                                                                ----------------       ---------------
Cash flows from financing activities:
    Proceeds from revolving credit facility, net                                         11,000                 3,300
    Payments on capital lease                                                               (50)                  (45)
    Payments on term loans                                                               (8,786)              (14,149)
    Proceeds from interest rate swap                                                      1,118                     -
    Distribution to Owens Corning                                                        (4,033)               (3,977)
                                                                                ----------------       ---------------
               Net cash used in financing activities                                       (751)              (14,871)
                                                                                ----------------       ---------------
    Effect of exchange rate on cash                                                         (48)                   10
                                                                                ----------------       ---------------
Net decrease in cash and cash equivalents                                                  (535)               (2,332)
                                                                                ----------------       ---------------
Cash and cash equivalents, beginning of period                                            4,054                 6,223
                                                                                ----------------       ---------------
Cash and cash equivalents, end of period                                      $           3,519      $          3,891
                                                                                ================       ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                    $          15,290      $         17,257
                                                                                ================       ===============
Supplemental disclosure of non-cash financing/investing activities:
    Increase/(decrease) in property and equipment financed in accrueds        $          (3,027)     $          3,765
                                                                                ================       ===============
    Increase/(decrease) in fair value of interest rate swaps                  $            (694)     $              -
                                                                                ================       ===============
    Increase/(decrease) in fair value of derivative instruments               $            (237)     $              -
                                                                                ================       ===============
    Deferred distribution                                                     $           3,979      $          4,306
                                                                                ================       ===============

        The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, except as otherwise indicated)

1.   Basis of Presentation

          We have prepared the accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. We believe that the disclosures are adequate to make the information presented not misleading.

          AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

          These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2000 in our 2000 Annual Report on Form 10-K.

          Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2.   Inventories

          Inventories consist of the following:


                                                         June 30,               December 31,
                                                          2001                     2000
                                                     ----------------        -----------------
                                                       (unaudited)

Finished Goods                                     $          33,045       $           20,051
Materials and supplies                                         5,865                    4,960
                                                     ----------------        -----------------
                                                   $          38,910       $           25,011
                                                     ================        =================

3.   Accrued Liabilities

          Accrued liabilities consist of the following:


                                                        June 30,               December 31,
                                                          2001                     2000
                                                     ----------------        -----------------
                                                       (unaudited)

Vacation                                           $           3,141       $            3,003
Interest                                                       6,958                    7,001
Real and personal property taxes                               2,062                    2,531
Incentive compensation and profit sharing                          -                    2,555
Benefits                                                       3,023                    2,622
Due to Owens Corning                                           1,289                    1,804
Other                                                          5,201                    4,347
                                                     ----------------        -----------------
                                                   $          21,674       $           23,863
                                                     ================        =================

4.   Long-term Debt

          Debt consists of the following:


                                                       June 30,              December 31,
                                                         2001                    2000
                                                    ----------------        ----------------
                                                      (unaudited)
Senior Credit Facility
    Revolving credit facility                     $          20,500       $           9,500
    Term Loan A                                              68,313                  76,840
    Term Loan B                                              95,410                  95,669
9 7/8% Senior Subordinated Notes, net
    of amortized discount                                   147,493                 147,384
Capital lease obligation                                        144                     193
                                                    ----------------        ----------------
                                                            331,860                 329,586
Less current portion                                        (17,778)                (14,670)
                                                    ----------------        ----------------
Long-term debt                                    $         314,082       $         314,916
                                                    ================        ================


5.   Segment Information

          We operate in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. Our principal market is the United States. We do not have any significant long-lived assets outside of the United

States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):


                                  For the Three Months               For the Six Months
                                     Ended June 30,                    Ended June 30,
                               -------------------------        --------------------------
                                 2001            2000             2001             2000
                               -------------------------        --------------------------
                                      (unaudited)                      (unaudited)
Net Sales
    North America            $     37.4      $     48.2       $     83.3       $     97.4
    Europe                         14.0            15.1             32.0             32.3
    Asia                            3.0             4.7              7.4              8.2
    Latin America                   0.7             0.7              1.3              1.3
                               ---------       ---------        ---------        ---------
    Total                    $     55.1      $     68.7       $    124.0       $    139.2
                               =========       =========        =========        =========

     Sales by product category are as follows (in millions):


                                  For the Three Months              For the Six Months
                                     Ended June 30,                    Ended June 30,
                               -------------------------        --------------------------
                                 2001            2000             2001             2000
                               -------------------------        --------------------------
                                     (unaudited)                      (unaudited)
Net Sales
    Heavy Yarns              $     43.9      $     50.8       $     90.6       $    102.3
    Fine Yarns                     11.2            17.9             33.4             36.9
                               ---------       ---------        ---------        ---------
    Total                    $     55.1      $     68.7       $    124.0       $    139.2
                               =========       =========        =========        =========


6.   Accounting for Derivatives

          The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and interest rates. To manage the volatility relating to these exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies. Designation is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

         The Company has foreign currency exchange exposure from selling in currencies other than the U.S. dollar. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with forecasted foreign currency sales. Principal currencies hedged include the Euro and the Japanese Yen. The Company primarily utilizes forwards, purchased options and collars with maturities of less than 12 months, which qualify as cash flow hedges.

         In order to manage the interest rate risk associated with its senior credit facility, the Company enters into derivative transactions, primarily swaps, to manage exposure to changes in interest rates. The Company's interest rate derivatives mature within the next three years and qualify as cash flow hedges.

         Due to the nature of its business, the Company is also exposed to risks due to changes in natural gas commodity prices. The Company has entered into swaps in order to reduce the variability of the cash flows associated with its forecasted purchases of natural gas. These swaps mature within the next two years and qualify as cash flow hedges.

         Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and related amendments. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. For derivatives designated as fair value hedges, the changes in the fair values of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded to accumulated other comprehensive income ("OCI") and is reclassified to earnings when the underlying transaction impacts earnings.

         As of January 1, 2001, the Company recorded a cumulative effect type adjustment to OCI of $4.1 million relating to the fair value of its interest rate swaps and currency hedges, which have been designated as cash flow hedges. The effect of the adoption of SFAS 133 as of January 1, 2001 on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

         Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of June 30, 2001, the net derivative gain in OCI was $0.2 million. The amount reclassified from OCI to earnings during the second quarter of 2001 was immaterial. The ineffective portion of changes in fair values of hedge positions reported in second quarter earnings was immaterial. As of June 30, 2001, the Company expects to reclassify $0.5 million of net losses on derivative instruments from OCI to earnings during the next 12 months due to actual export sales, the payment of variable interest associated with the floating rate debt and purchases of natural gas.

A summary of the amounts included in the accumulated other comprehensive income is shown below (unaudited):


                                                                                               Commodity
                                                     Options              Forwards               Swaps
                                                 ----------------      ---------------      ----------------
     Balance at December 31, 2000              $               -     $                    $               -
     January 1, 2001, transition adjustment                    -                  136                     -
     Current period changes in value                        (168)                (125)                    -
     Reclassification to earnings                              -                 (118)                    -
                                                 ----------------      ---------------      ----------------
     Balance at March 31, 2001                              (168)                (107)                    -
                                                 ----------------      ---------------      ----------------
     Current period changes in value                          66                  123                   468
     Reclassification to earnings                            (93)                 (52)                    -
                                                 ----------------      ---------------      ----------------
     Balance at June 30, 2001                  $            (195)    $            (36)    $             468
                                                 ================      ===============      ================


                                                  Interest-Rate          Accumulated
                                                      Swaps                  OCI
                                                 ----------------      ----------------
     Balance at December 31, 2000              $               -     $               -
     January 1, 2001, transition adjustment               (4,200)               (4,064)
     Current period changes in value                       3,036                 2,743
     Reclassification to earnings                            703                   585
                                                 ----------------      ----------------
     Balance at March 31, 2001                              (461)                 (736)
                                                 ----------------      ----------------
     Current period changes in value                           -                   657
     Reclassification to earnings                             36                  (109)
                                                 ----------------      ----------------
     Balance at June 30, 2001                  $            (425)    $            (188)
                                                 ================      ================


7.   Recent Accounting Pronouncement

          On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which are required to be adopted by the Company at the beginning of 2002. Management is currently evaluating the effects of these Statements.

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

          You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements as of the year ended December 31, 2000 and related notes set forth in our 2000 Annual Report on Form 10-K.

Overview

          Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

          . heavy yarns, which accounted for 73.1% of our net sales during the six months ended June 30, 2001 and 73.5% of our net sales during the six months ended June 30, 2000; and

          . fine yarns, which accounted for 26.9% of our net sales during the six months ended June 30, 2001 and 26.5% of our net sales during the six months ended June 30, 2000.

          Glass yarns are a critical material used in a variety of electronic, industrial, construction and specialty applications such as printed circuit boards, roofing materials, filtration equipment, building reinforcement, window screening, aerospace materials, sporting goods and vehicle armor.

Results of Operations

         The following table summarizes our historical results of operations as a percentage of net sales:


                                                       For the Three Months                  For the Six Months
                                                          Ended June 30                        Ended June 30
                                                  ------------------------------        ----------------------------
                                                     2001               2000              2001              2000
                                                  ------------------------------        ----------------------------
                                                            (unaudited)                         (unaudited)
Net sales                                               100.0 %           100.0 %           100.0 %           100.0 %
Cost of goods sold                                       72.6 %            72.6 %            70.4 %            73.7 %
                                                  ------------       -----------        ----------        ----------
      Gross profit                                       27.4 %            27.4 %            29.6 %            26.3 %
Selling, general and
    administrative expenses                               6.0 %             6.4 %             6.4 %             6.0 %
Amortization                                              5.2 %             4.1 %             4.8 %             4.1 %
                                                  ------------       -----------        ----------        ----------
     Operating income                                    16.2 %            16.9 %            18.4 %            16.2 %
Interest expense                                         15.2 %            13.2 %            13.4 %            13.1 %
Other income, net                                        (0.5)%            (1.6)%            (0.5)%            (1.1)%
                                                  ------------       -----------        ----------        ----------
    Income before taxes                                   1.5 %             5.3 %             5.5 %             4.2 %
Income tax expense                                        0.2 %             0.2 %             0.1 %               - %
                                                  ------------       -----------        ----------        ----------
    Net income                                            1.3 %             5.1 %             5.4 %             4.2 %
                                                  ============       ===========        ==========        ==========

Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):


                                                        For the Three Months                For the Six Months
                                                          Ended June 30,                      Ended June 30,
                                                   ----------------------------        ----------------------------
                                                     2001              2000              2001              2000
                                                   ----------------------------        ----------------------------
                                                         (unaudited)                           (unaudited)
Net income                                      $        671       $     3,539       $     6,691       $     5,847
Depreciation and amortization                          6,578             6,356            13,127            12,809
Interest                                               8,356             9,119            16,602            18,166
Taxes                                                     80               132                92               132
                                                   ----------        ----------        ----------        ----------
Adjusted EBITDA                                 $     15,685       $    19,146       $    36,512       $    36,954
                                                   ==========        ==========        ==========        ==========


Adjusted EBITDA for the quarter ended June 30, 2001 decreased $3.4 million, or 17.8%, to $15.7 million from $19.1 million for the quarter ended June 30, 2000 and for the six months ended June 30, 2001 decreased $0.5 million, or 1.4%, to $36.5 million from $37.0 million for the same period in 2000.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Net Sales. Net sales decreased $13.6 million, or 19.8%, to $55.1 million in the three months ended June 30, 2001 from $68.7 million in the three months ended June 30, 2000. Had the Euro exchange rate versus the US dollar not declined by 6.0% year to year, second quarter of 2001 sales would have been $0.8 million higher. While sales to the specialty and construction markets remained stable, lower sales volumes to our other markets have more than offset the benefits of price increases implemented earlier this year. The 46.0% decrease in electrical sales was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. Due to these inventory adjustments, we do not expect sales to the electronics market to increase in the third quarter of 2001. In response to these market conditions, we have reduced production schedules, furloughed production employees and focused on operating cost reductions.

         Gross Profit. Gross profit remained constant at 27.4% of net sales for the three months ended June 30, 2001 to the three months ended June 30, 2000. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the second quarter of 2001 would have been 27.8%. Continued improved manufacturing performance as well as the previously mentioned price increases partially offset the negative impact of reduced demand and a less favorable product mix.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 6.0% of net sales for the quarter ended June 30, 2001 as compared to 6.4% of net sales for the three months ended June 30, 2000. This decrease was primarily attributable to decreased accruals for profit sharing and bonuses and to cost reduction efforts in place during the second quarter of 2001.

         Operating Income. As a result of the aforementioned factors, operating income decreased $2.7 million to $8.9 million, or 16.2% of net sales, for the three months ended June 30, 2001 from $11.6 million, or 16.9% of net sales, for the three months ended June 30, 2000.

         Interest Expense. Interest expense decreased $0.7 million to $8.4 million in the three months ended June 30, 2001 from $9.1 million in the three months ended June 30, 2000. The decrease is due mainly to principal payments on our senior credit facility, resulting in lower interest expense.

         Other Income, net. The quarter-to-quarter $1.0 million decrease in other income is primarily attributable to non-recurring income that we received in June 2000 pursuant to a royalty settlement.

         Net Income. As a result of the aforementioned factors, net income decreased $2.8 million to $0.7 million in the three months ended June 30, 2001, from $3.5 million in the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Net Sales. Net sales decreased $15.2 million, or 10.9%, to $124.0 million in the six months ended June 30, 2001 from $139.2 million in the six months ended June 30, 2000. Had the Euro exchange rate versus the US dollar not declined by 6% year to year, sales in the first half of 2001 would have been $1.9 million higher. This reduction was primarily attributable to a global decrease in the volume sold partially offset by the price increases implemented earlier this year. The 20.0% decrease in electrical sales was primarily a result of significant inventory adjustments in the electronics industry that began during the first quarter of 2001. In response to these market conditions, we have reduced production schedules, furloughed production employees and focused on operating cost reductions.


         Gross Profit. Gross profit increased from 26.3% of net sales for the six months ended June 30, 2000 to 29.6% of net sales for the six months ended June 30, 2001 but remained flat in absolute dollar. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first half of 2001 would have been 30.0%. The increase is attributable to sustained improvement in manufacturing performances, higher absorption of fixed costs during the first quarter as well as price increases implemented at the beginning of 2001.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 6.4% of net sales for the six months ended June 30, 2001 compared to 6.0% of net sales for the same period last year due to reduced sales during the first half of 2001. However, selling, general and administrative expenses decreased in absolute dollar by $0.5 million following reduced accruals for profit sharing and bonuses and cost reduction efforts in place during the second quarter of 2001.

         Operating Income. As a result of the aforementioned factors, operating income increased $0.3 million to $22.8 million, or 18.4% of net sales, for the six months ended June 30, 2001 from $22.5 million, or 16.2% of net sales, for the six months ended June 30, 2000.

         Interest Expense. Interest expense decreased $1.6 million to $16.6 million for the six months ended June 30, 2001 from $18.2 million in the three months ended June 30, 2000. The decrease is due mainly to principal payments on our senior credit facility, resulting in lower interest expense.

         Other Income, net. The period-to-period $1.0 million decrease in "Other income" primarily reflects the non-recurring settlement in June 2000 discussed above.

         Net Income. As a result of the aforementioned factors, net income increased $0.9 million to $6.7 million in the six months ended June 30, 2001, from $5.8 million in the six months ended June 30, 2000.


Liquidity and Capital Resources

         Our primary sources of liquidity are cash flows from operations and borrowings under the senior credit facility. Our principal future liquidity requirement will generally include funding principal payments on our senior credit facility, interest payments on our 9 7/8% senior subordinated notes due 2009 and our senior credit facility, capital expenditures and working capital requirements. We have no mandatory payments of principal on our senior subordinated notes prior to their maturity.

         At June 30, 2001, we had outstanding $314.0 million of long-term debt at a weighted average interest rate of 8.78%, consisting of $184.2 million under our senior credit facility, $147.5 million under our 9 7/8% senior subordinated notes (net of discount of $2.5 million) and $0.1 million of capital leases, less a current portion of $17.8 million. The amounts outstanding under our senior credit facility included $20.5 million outstanding under the revolver. As of June 30, 2001, we had approximately $42.3 million of availability under the revolver.

         Net Cash Provided by Operating Activities. Net cash provided by operating activities was $10.4 million for the six months ended June 30, 2001 and was primarily the result of net income of $6.7 million, a non-cash adjustment to net income for depreciation of $7.2 million, amortization of $6.9 million, alloy usage of $0.9 million, a decrease in trade accounts receivable of $8.4 million, an increase in inventory of $13.9 million and a decrease in accounts payable of $9.6 million.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $10.1 million for the six months ended June 30, 2001 and was mainly the result of purchases of property, plant and equipment.

         Net Cash Used in Financing Activities. Net cash used in financing activities was $0.1 million for the six months ended June 30, 2001 and was primarily the result of proceeds from the revolving credit facility, offset by the repayment of principal amounts outstanding under our senior credit facility and distribution of a dividend payable to a member.

         Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. For the six months ended June 30, 2001, capital expenditures were $7.0 million. We will continue to monitor and will adjust our capital expenditures spending level, if warranted by market developments or our operating performance.

         We derived 23.6% of our net sales in the second quarter of 2001 from products sold in currencies other than the US dollar. The US dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging agreements will be sufficient to eliminate risks relating to currency fluctuations.

         Our ability to make scheduled payments of principal of, or to pay the interest or liquidated damages, if any, on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which is generally subject to economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based upon the current level of operations, we believe that cash flows from operations and available cash, together with availability under the senior credit facility, will be adequate to meet our future liquidity needs for the foreseeable future. However, we cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility in an amount sufficient to enable us to service our indebtedness, or to fund our other liquidity needs and the payment of tax distributions. In addition, we may need to refinance all or a portion of the principal on the notes on or prior to maturity. We cannot assure you that we will be able to effect any refinancing on commercially reasonable terms or at all.


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

          . downturns in the electronics industry and the movement of electronics industry production outside of North America;

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

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2000 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The effects of potential changes in currency exchange rates, commodity prices and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest rates, commodity prices and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Disclosure Regarding Forward-Looking Statements."

         Our senior credit facility is subject to market risks, including interest rate risk. We are exposed to foreign currency exchange rate risk mainly as a result of our export sales. Due to the nature of our business, we are also exposed to risks due to changes in natural gas commodity prices. Our risk management strategy is to use derivative financial instruments, including forwards, swaps and purchased options, to hedge foreign currency, commodity price and interest rate exposures. Our objective is to limit the impact of currency, commodity price and interest rate changes on earnings and cash flows. We do not enter into derivatives for trading or speculative purposes.

         As of June 30, 2001, the notional value of our interest rate swaps was $163.7 million, equal to the outstanding borrowings under Term Loans A and B of our senior credit facility. Under these agreements, we have secured a weighted average fixed LIBOR rate of interest of 5.0% on the notional amount that is reduced in a manner consistent with the amortization of the principal on our term loans. These swaps effectively change our payment of interest on $163.7 million of variable rate debt to a fixed rate for the contract period.

         The fair value of the interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreements. At June 30, 2001, we would have paid approximately $0.7 million to terminate the agreements. A 100 basis point decrease in LIBOR would increase the amount paid by approximately $2.7 million. The fair value is based on dealer quotes, considering current interest rates. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will remain in accumulated other comprehensive income and will be reclassified to earnings over the remaining life of the related debt.

         As of June 30, 2001, the notional value of our foreign currency hedging instruments was $10.3 million and the approximate fair value was $0.5 million. The potential gain in fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rates relative to the US dollar would be approximately $1.0 million as of June 30, 2001. The potential loss in the fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rates relative to the US dollar would be approximately $0.5 million as of June 30, 2001. The fair value is based on dealer quotes, considering current exchange rates.

         During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a weighted average fixed price of $4.51/MMBtu on a total notional amount of 579,000 MMBtu's of the commodity. The contracts terminate December 2001 and December 2002. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. As of June 30, 2001, the total notional value of our commodity hedging instruments was $2.5 million, and the approximate fair value was negative $0.5 million. The potential loss in fair value of such financial instruments from a hypothetical 10% decrease in the underlying commodity price would be approximately $0.2 million as of June 30, 2001. The potential gain in the fair value of such financial instruments from a hypothetical 10% increase in the underlying commodity price relative to the US dollar would be approximately $0.2 million as of June 30, 2001. The fair value is based on dealer quotes, considering current commodity prices.

         Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate, foreign currency exchange rate movements, natural gas commodity price movements, and our actual exposures and hedges.