Form 10-Q
period 2002-03-31
ADVANCED GLASSFIBER YARNS LLC; AGY CAPITAL CORP
filed 2002-05-15
CIK 1078420, 1078392

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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
                                (803) 643-1501

                          ---------------------------

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports) and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----  -----
         As of May 15, 2002, all 1,000 shares of common stock of AGY Capital Corp. were owned by Advanced Glassfiber Yarns LLC. Accordingly, AGY Capital Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                        ADVANCED GLASSFIBER YARNS LLC
          QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2002
                              TABLE OF CONTENTS

                                                                                                                 Page No.
                                                                                                                 --------
Part I.       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 2002 (unaudited)
              and December 31, 2001                                                                                 1

              Consolidated Statements of Operations
                           For the three months ended March 31, 2002 and 2001 (unaudited)                           2

              Consolidated Statements of Comprehensive Income (Loss)
                           For the three months ended March 31, 2002 and 2001 (unaudited)                           3

              Consolidated Statements of Cash Flows
                           For the three months ended March 31, 2002 and 2001 (unaudited)                           4

              Notes to the Consolidated Financial Statements                                                        5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results
              of Operations                                                                                        12
                           Overview                                                                                12
                           Results of Operations                                                                   13
                           Liquidity and Capital Resources                                                         15
                           Cautionary Statement Regarding Forward-Looking Statements                               17

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        ADVANCED GLASSFIBER YARNS LLC
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)

                                                                                       March 31,           December 31,
                                                                                         2002                  2001
                                                                                      ------------        ---------------
                                                                                      (unaudited)
                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $       1,075         $          100
    Trade accounts receivable less allowance of $1,783 and $1,102 respectively             13,913                 13,392
    Inventories (Note 2)                                                                   38,579                 43,847
    Other current assets                                                                    3,155                  3,188
                                                                                      ------------          -------------
      Total current assets                                                                 56,722                 60,527
                                                                                      ------------          -------------
Net property, plant and equipment (Note 3)                                                138,902                142,191
Intangible assets, net (Note 4 and Note 9)                                                209,154                209,622
Other non-current assets                                                                       -                     145
                                                                                      ------------          -------------
        Total assets                                                                $     404,778         $      412,485
                                                                                      ============          =============

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
    Accounts payable                                                                $      11,226         $       16,205
    Accrued liabilities (Note 5)                                                           18,178                 24,201
    Current portion of long-term debt, net of discount of $2,334 and $2,392 (Note 6)      335,836                330,441
                                                                                      ------------        ---------------
      Total current liabilities                                                           365,240                370,847
                                                                                      ------------        ---------------
Deferred distribution                                                                      11,639                 11,435
Pension and other employee benefit plans                                                   26,537                 25,753
Other non-current liabilities                                                                 -                      413
                                                                                      ------------        ---------------
        Total liabilities                                                                 403,416                408,448
                                                                                      ------------        ---------------

Commitments and contingencies                                                                   -                      -

Members' interest                                                                           1,362                  4,037
                                                                                      ------------        ---------------
        Total liabilities and members' interest                                     $     404,778         $      412,485
                                                                                      ============        ===============

      The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            (dollars in thousands)

                                                                             For the Three
                                                                                 Months
                                                                             Ended March 31,
                                                                  ------------------------------
                                                                      2002                2001
                                                                  ------------------------------
                                                                             (unaudited)
Net sales                                                      $      44,721       $     68,846
Cost of goods sold                                                    37,563             47,268
                                                                  -----------        -----------
    Gross profit                                                       7,158             21,578
Selling, general and administrative expenses                           3,041              4,636
Amortization                                                               7              3,059
                                                                  -----------        -----------
    Operating income                                                   4,110             13,883
Interest expense                                                       8,638              8,247
Other income, net                                                       (174)              (395)
                                                                  -----------        -----------
    Income (loss) before taxes                                        (4,354)             6,031
Income tax expense                                                         2                 12
                                                                  -----------        -----------
    Net income (loss)                                          $      (4,356)      $      6,019
                                                                  ===========        ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                        ADVANCED GLASSFIBER YARNS LLC
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (dollars in thousands)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                              --------------------------
                                                                 2002             2001
                                                              --------------------------
                                                                      (unaudited)
Net income (loss)                                           $   (4,356)      $    6,019
Other comprehensive income (loss):
    Currency hedges-options                                         22              168
    Currency hedges-forwards                                        20              107
    Commodity swap                                                 323
    Interest rate swaps                                          1,329              461
    Foreign currency translation                                   (13)            (123)
                                                              ----------       ---------
Comprehensive income (loss)                                 $   (2,675)      $    6,632
                                                              ==========       =========


     The accompanying notes are an integral part of the consolidated financial statements.

                          ADVANCED GLASSFIBER YARNS LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                                        For the Three Months
                                                                                            Ended March 31,
                                                                              -------------------------------------
                                                                                   2002                  2001
                                                                              -------------------------------------
                                                                                          (unaudited)
Cash flows from operating activities:
  Net income (loss)                                                          $        (4,356)      $         6,019
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
      Depreciation                                                                     3,595                 3,490
      Amortization of debt issuance costs                                                467                   437
      Amortization of goodwill and other intangibles                                       7                 3,059
      Amortization of discount on notes                                                   58                    55
      Recognition of gain on interest rate swaps                                         (60)                  (70)
      Alloy usage                                                                        175                   577
  Changes in assets and liabilities:
      Trade accounts receivable, net                                                    (524)                2,665
      Inventories                                                                      5,269                (5,643)
      Other assets                                                                       174                 3,994
      Accounts payable                                                                (4,540)               (7,810)
      Accrued liabilities                                                             (4,475)               (5,365)
      Pension and post-retirement                                                        784                   695
                                                                              ---------------       ---------------
         Net cash provided by (used in) operating activities                          (3,426)                2,103
                                                                              ---------------       ---------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                                             (927)               (4,895)
  Other                                                                                   (7)                  -
                                                                              ---------------       ---------------
         Net cash used in investing activities                                          (934)               (4,895)
                                                                              ---------------       ---------------
Cash flows from financing activities:
  Borrowings from revolving credit facility                                           15,900                14,500
  Payments on revolving credit facility                                               (4,600)               (2,700)
  Payments on capital lease                                                              (18)                  (25)
  Payments on term loans                                                              (5,944)               (4,523)
  Proceeds from interest rate swap                                                       -                   1,118
  Distribution to Owens Corning                                                          -                  (4,033)
                                                                              ---------------       ---------------
         Net cash provided by financing activities                                     5,338                 4,337
                                                                              ---------------       ---------------
  Effect of exchange rate on cash                                                         (3)                  (71)
                                                                              ---------------       ---------------
Net increase in cash and cash equivalents                                                975                 1,474
                                                                              ---------------       ---------------
Cash and cash equivalents, beginning of period                                           100                 4,054
                                                                              ---------------       ---------------
Cash and cash equivalents, end of period                                     $         1,075       $         5,528
                                                                              ===============       ===============
Supplemental disclosure of cash flow information:
 Cash paid for interest                                                      $        11,472       $        11,324
                                                                              ===============       ===============
Supplemental disclosure of non-cash financing/investing activities:
 Decrease in property and equipment financed in accrueds                     $          (445)      $        (1,196)
                                                                              ===============       ===============
 Increase (Decrease) in fair value of interest rate swaps and derivatives    $         1,694       $          (588)
                                                                              ===============       ===============
 Deferred distribution                                                       $           -         $         3,979
                                                                              ===============       ===============

     The accompanying notes are an integral part of the consolidated financial statements.

                        ADVANCED GLASSFIBER YARNS LLC
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             (dollars in thousands, except as otherwise indicated)

1.  BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements of Advanced Glassfiber Yarns LLC have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The Company believes that the disclosures are adequate to make the information presented not misleading.

         AGY Capital Corp. is a wholly owned subsidiary of Advanced Glassfiber Yarns LLC, formed solely to facilitate our offering of 9 7/8% Senior Subordinated Notes due 2009. Separate financial statements or consolidating financial data of AGY Capital Corp. are not presented because management has determined that they are not material. AGY Capital Corp. has no assets or operations.

         These financial statements should be read in conjunction with the audited consolidated financial statements of Advanced Glassfiber Yarns LLC as of and for the year ended December 31, 2001 on file with the Securities and Exchange Commission in the 2001 Annual Report on Form 10-K.

         Certain amounts from the prior consolidated financial statements have been reclassified to conform to the current presentation.

2.  INVENTORIES

         Inventories consist of the following:

                                            March 31,             December 31,
                                              2002                    2001
                                        ----------------       -----------------
                                          (unaudited)

Finished goods                        $          33,485      $           37,973
Materials and supplies                            5,094                   5,874
                                        ----------------       -----------------
                                      $          38,579      $           43,847
                                        ================       =================

3.   NET PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment consist of the following:

                                                       March 31,          December 31,
                                                         2002                 2001
                                                     ------------       --------------
                                                     (unaudited)
Land                                               $         827      $           827
Building and leasehold improvements                       27,275               27,028
Machinery and equipment                                  123,166              123,375
Construction in progress                                   6,171                5,725
                                                     ------------       --------------
    Gross property, plant and equipment                  157,439              156,955
                                                     ------------       --------------
    Less: accumulated depreciation                       (48,025)             (44,430)
Alloy metals                                              29,488               29,666
                                                     ------------       --------------
       Total Net property, plant and equipment     $     138,902      $       142,191
                                                     ============       ==============

4.   INTANGIBLE ASSETS, NET

     Goodwill and all other intangible assets consist of the following:

                                                  March 31,         December 31,
                                                    2002               2001
                                                ------------       ------------
                                                 (unaudited)

Goodwill                                      $     216,611      $     216,611
Patents and trademarks                               20,244             20,238
Debt issuance costs                                  13,596             13,596
Covenant not to compete                               2,000              2,000
                                                ------------       ------------
                                                    252,451            252,445
Less:  accumulated amortization                     (43,297)           (42,823)
                                                ------------       ------------
   Total Intangible assets, net               $     209,154      $     209,622
                                                ============       ============

See Note 9 for discussion of the Company's adoption of SFAS 142.

5.   ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                          ----------------       ----------------
                                                                            (unaudited)

Vacation                                                              $           2,798       $           2,743
Interest                                                                          3,327                   6,923
Real and personal property taxes                                                  1,785                   1,501
Incentive compensation and profit sharing                                           146                     194
Payroll and benefits                                                              2,371                   2,528
Due to OC and other related parties                                               1,239                     518
Current portion of interest swap and natural gas commodity swap                   3,168                   4,509
Restructuring                                                                       438                   1,160
Other                                                                             2,906                   4,125
                                                                        ----------------        ----------------
                                                                      $          18,178       $          24,201
                                                                        ================        ================

6.   CURRENT PORTION OF LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                           March 31,             December 31,
                                                                             2002                    2001
                                                                        ----------------        ----------------
                                                                          (unaudited)

Senior Credit Facility
  Revolving Credit Facility                                           $          36,100       $          24,800
  Term Loan A                                                                    56,846                  62,531
  Term Loan B                                                                    95,150                  95,410
9 7/8% Senior Subordinated Notes, net
    of amortized discount                                                       147,666                 147,608
Capital lease obligation                                                             74                      92
                                                                        ----------------        ----------------
                                                                                335,836                 330,441
Less current portion                                                           (335,836)               (330,441)
                                                                        ----------------        ----------------
Long-term debt                                                        $             -         $             -
                                                                        ================        ================

         On December 14, 2001, the Company's senior lenders waived its requirement to maintain and meet the Company's Fixed Charge Coverage Ratio and modified the Company's Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 31, 2002. Absent the covenant modification dated December 14, 2001, the Company would have been in violation of certain covenants of its Senior Credit Facility as of March 31, 2002. Based on the Company's current level of performance, the Company does not expect to comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. Additionally, if the Company defaults under its Senior Credit Facility, the Company's senior lenders may be able to prohibit the Company from making the interest payments of approximately $7.4 million due under the Senior Subordinated Notes on July 15,

2002, which would result in default under its indenture. If the Company defaults under its senior credit facility or its indenture, the lenders or note holders may immediately accelerate repayment of all amounts outstanding under the respective agreements. As a result of these uncertainties, amounts due under the Senior Credit Facility and Senior Subordinated Notes have been reflected as current liabilities in accordance with Generally Accepted Accounting
Principles, which results in a significant working capital deficit. The Company have retained Credit Suisse First Boston as its financial advisor to explore strategic alternatives, including, but not limited to, restructuring its debt and negotiating with the Company's lenders favorable amendments to the Senior Credit Facility. Even though discussions are ongoing, there can be no assurance that the Company will obtain any necessary amendments and waivers or that the Company will otherwise be able to refinance its debt on favorable terms, if at all.

7.  SEGMENT INFORMATION

         The Company operates in one business segment that manufactures glass fiber yarns and specialty yarns that are used in a variety of industrial and commercial applications. The Company's principal market is the United States. The Company does not have any significant long-lived assets outside of the United States. Information by geographic area is presented below, with net sales based on product shipment location (in millions):

                                For the Three Months
                                   Ended March 31,
                             -------------------------
                               2002            2001
                             -------------------------
                                    (unaudited)

Net Sales
  North America              $     31.4      $     45.9
  Europe                           11.6            18.0
  Asia                              0.9             4.3
  Latin America                     0.8             0.6
                              ---------       ---------
  Total                      $     44.7      $     68.8
                              =========       =========

         Sales by product category are as follows (in millions):

                                For the Three Months
                                   Ended March 31,
                              -------------------------
                                 2002            2001
                              -------------------------
                                     (unaudited)

Net Sales
  Heavy yarns               $     36.2      $     46.6
  Fine yarns                       8.5            22.2
                              ---------       ---------
  Total                     $     44.7      $     68.8
                              =========       =========

8.  ACCOUNTING FOR DERIVATIVES

         Gains and losses on derivatives qualifying as cash flow hedges are recorded in OCI to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of March 31, 2002, the net derivative loss in OCI was $2.3 million. During the first quarter of 2002, $1.3 million of accumulated losses were reclassified from OCI to earnings, of which a $1.2 million loss was recorded in interest expense, a $0.2 million loss was recorded in cost of sales and a $0.1 million gain was recorded in other income. The ineffective portion of changes in fair values of hedge positions reported in first quarter 2002 earnings was immaterial. As of March 31, 2002, the Company expects to reclassify $3.0 million during the next twelve months from OCI to earnings.

         A summary of the amounts included in the accumulated other comprehensive income is shown below:

                                                   Currency       Currency
                                                    Hedge           Hedge         Commodity      Interest Rate   Accumulated
                                                   Options        Forwards          Swaps           Swaps            OCI
                                                  -----------    ------------    ------------    ------------    ------------
Balance at December 31, 2000                    $          -   $           -   $          -    $           -   $           -
January 1, 2001, transition adjustment          $          -             136              -           (4,200)         (4,064)
Current period changes in value                         (168)           (125)             -            3,036           2,743
Reclassification to earnings                               -            (118)             -              703             585
                                                  -----------    ------------    ------------    ------------    ------------
Balance at March 31, 2001                       $       (168)  $        (107)  $          -    $        (461)  $        (736)
                                                  ===========    ============    ============    ============    ============

Balance at December 31, 2001                    $          -   $           -   $         518   $       3,506   $       4,024
Current period changes in value                          (14)            (41)           (158)           (198)           (411)
Reclassification to earnings                              (8)             21            (165)         (1,131)         (1,283)
                                                  -----------    ------------    ------------    ------------    ------------
Balance at March 31, 2002                       $        (22)  $         (20)  $         195   $       2,177   $       2,330
                                                  ===========    ============    ============    ============    ============

9.  RECENTLY ISSUED ACCOUNTING STANDARDS

         The Company adopted the provisions of SFAS 142 effective January 1, 2002. In accordance with this adoption, the Company ceased amortizing goodwill effective on the same date. The Company is also currently evaluating the useful lives assigned to its intangible assets. SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete the first step of the goodwill impairment test by the end of June 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of its fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. In light of the changes in market conditions and the unprecedented downturn in the electronics market, the Company believes that an impairment of goodwill under SFAS 142 exists as of January 1, 2002 and it expects that approximately $75 million to $150 million of its goodwill will likely be impaired. As the enterprise value of the Company is still being evaluated, the Company has not determined the amount of the impairment loss but expects to complete the measurement during the second quarter 2002 using discounted cash flow models, market valuations and third party appraisals.

Amortized intangible assets consists of the following:

                                                              March 31, 2002                         December 31, 2001
                                                ------------------------------------------------------------------------------------
                                                                 (unaudited)
                                       Useful           Gross                                       Gross
                                        Life           Carrying            Accumulated            Carrying           Accumulated
                                       (Years)          Amount            Amortization             Amount           Amortization
                                      ----------  ------------------     ----------------    ------------------    ----------------
Amortized intangible assets:
Debt issuance costs                      6 - 10 $            13,596    $           5,860   $            13,596   $           5,386
Patent additions                              8                 233                   59                   227                  52
                                                  ------------------     ----------------    ------------------    ----------------
Total Amortized intangible assets               $            13,829    $           5,919   $            13,823   $           5,438
                                                  ==================     ================    ==================    ================

Unamortized intangible assets consist of the following:

                                                                  March 31, 2002
                                                                   (unaudited)
                                                               ---------------------

Unamortized intangible assets:
Goodwill, net                                                $              201,244
                                                               =====================

Aggregate amortization expense is as follows:

Aggregate amortization expense (unaudited):

For the quarter ended March 31, 2002                       $           474

Estimated aggregate amortization expense
For the year ended December 31, 2002                       $         1,895
For the year ended December 31, 2003                       $         1,895
For the year ended December 31, 2004                       $         1,705
For the year ended December 31, 2005                       $         1,133
For the year ended December 31, 2006                       $         1,133

The following presents net income (loss) exclusive of amortization of goodwill:

                                                       For the Three Months
                                                          Ended March 31,
                                                 ------------------------------
                                                     2002               2001
                                                 ------------------------------
                                                            (unaudited)

Net income (loss)                               $      (4,356)    $       6,019
Goodwill amortization                                       -             3,049
                                                  ------------      ------------
Net income (loss) excluding amortization of
  goodwill                                      $      (4,356)            9,068
                                                  ============      ============

The Company adopted SFAS 133 on January 1, 2001 and initially recorded a $4.1 million unrealized gain in Other Comprehensive Income as the cumulative effect of this change in accounting related to interest rate swaps. For foreign currency derivatives, the adoption of SFAS 133 did not have a material impact on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains forward-looking statements with respect to our operations, industry, financial condition and liquidity. These statements reflect our assessment of a number of risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth in this Quarterly Report. An additional statement made pursuant to the Private Securities Litigation Reform Act of 1995 and summarizing certain of the principal risks and uncertainties inherent in our business is included herein under the caption "Cautionary Statement Regarding Forward-Looking Statements." You are encouraged to read this section carefully.

         You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes, and with our audited consolidated financial statements and related notes as of and for the year ended December 31, 2001 set forth in our 2001 Annual Report on Form 10-K.

OVERVIEW

         Our business focuses on the production of glass yarn by converting molten glass into thin filaments, which are then twisted into yarn. Our products fall into two categories based on filament diameter:

         . heavy yarns, which accounted for 67.7% of our net sales during the three months ended March 31, 2001 and 81.0% of our net sales during the three months ended March 31, 2002; and
         . fine yarns, which accounted for 32.3% of our net sales during the three months ended March 30, 2001 and 19.0% of our net sales during the three months ended March 31, 2002.

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

RESULTS OF OPERATIONS

         The following table summarizes our historical results of operations as a percentage of net sales:

                                                       For the Three Months
                                                          Ended March 31,
                                                  -----------------------------
                                                       2002            2001
                                                  -----------------------------
                                                            (unaudited)

Net sales                                              100.0  %         100.0  %
Cost of goods sold                                      83.9  %          68.6  %
                                                  ------------       ----------
  Gross profit                                          16.1  %          31.4  %
Selling, general and
  administrative expenses                                6.9  %           6.7  %
Amortization                                             -    %           4.5  %
                                                  ------------       ----------
  Operating income                                       9.2  %          20.2  %
Interest expense                                        19.2  %          11.9  %
Other income, net                                       (0.2) %         (0.4)  %
                                                  ------------      ----------
  Net income (loss)                                     (9.8) %          8.7   %
                                                  ============      ==========

         Adjusted EBITDA, as presented below, is defined as net income before interest expense, income taxes, depreciation, amortization expense and non-recurring non-cash charges. Adjusted EBITDA is calculated as follows (in thousands):

                                                      For the Three Months
                                                         Ended March 31,
                                                 ----------------------------
                                                   2002              2001
                                                 ----------------------------
                                                         (unaudited)

Net income (loss)                              $    (4,356)      $     6,019
Depreciation and amortization                        3,603             6,549
Interest                                             8,638             8,247
Taxes                                                    2                12
                                                 ----------        ----------
Adjusted EBITDA                                $     7,887       $    20,827
                                                 ==========        ==========

Adjusted EBITDA for the quarter ended March 31, 2002 decreased $12.9 million, or 62.0%, to $7.9 million from $20.8 million for the quarter ended March 31, 2001.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Net Sales. Net sales decreased $24.1 million, or 35.0%, to $44.7 million in the three months ended March 31, 2002 from $68.8 million in the three months ended March 31, 2001. Our sales of product into the electronics market declined by 66.0% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. This decrease is primarily the result of a general economic downturn, which began during the second quarter of 2001 and average price erosions of 3.5% since the beginning of 2002. However, as compared to the three months ended December 31, 2001, our volumes recovered by 32.0% in the three months ended March 31, 2002, with electrical sales increasing by 102.2%. As a result, we believe that economic conditions are improving and that demand for our products is beginning to increase. Further, we expect sales of product in the electronics market to improve in the second half of 2002 as the industry's inventory continues to diminish.

         Gross Profit. Gross profit decreased to 16.1% of net sales for the three months ended March 31, 2002 compared to 31.4% for the same period in 2001. Excluding the impact of changes in the exchange rate of European currencies, gross profit in the first quarter of 2002 would have been 16.7%. This decrease was primarily attributable to lower absorption of fixed costs combined with the previously mentioned price decreases. Since December 31, 2001 we made a significant effort to deplete inventory and improve our cash position. Reduced production schedules resulted in a $5.3 million decrease in inventory, but negatively impacted gross profit as a result of the under-absorption of fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.1 million for the three months ended March 31, 2002 as compared to $4.6 million for the same period of 2001. This was primarily the result of a reduction in workforce, elimination of incentive compensation and profit sharing and other cost savings initiatives implemented during the last half of 2001. Such expenses as a percentage of net sales remained relatively flat in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

         Operating Income. As a result of the aforementioned factors, operating income decreased $9.8 million to $4.1 million, or 9.2% of net sales, for the three months ended March 31, 2002 from $13.9 million, or 20.2% of net sales, for the three months ended March 31, 2001. Effective January 1, 2002, the amortization of goodwill was suspended in accordance with the adoption of SFAS
142. Operating income would have decreased $2.9 million to $1.2 million or 2.7% of net sales had goodwill been amortized for the three months ended March 31, 2002. By June of 2002, we will complete our review of the fair value of goodwill using discounted cash flow models, market valuations and third party appraisals. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle and will be recognized at that time.

         Interest Expense. Interest expense increased $0.4 million to $8.6 million in the three months ended March 31, 2002 from $8.2 million in the three months ended March 31, 2001. The increase was a result of higher average debt outstanding and an increase in our weighted average interest rate. The increase in our weighted average interest rate is due to a 100 basis point increase in interest rates on our amended senior credit facility that was effective in December 2001, partially offset by lower interest rates on our revolving credit facility as a result of market conditions.

         Other Income, net. Other Income was $0.2 million for the quarter ended March 31, 2002, as compared to $0.4 for the quarter ended March 31, 2001. The decrease is mainly the result of lower royalty income because the associated technology licensing arrangement terminated February 27, 2002.

         Net Income (Loss). As a result of the aforementioned factors, net income decreased $10.4 million to a loss of $4.4 million in the three months ended March 31, 2002, from income of $6.0 million in the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         On December 14, 2001, our senior lenders waived our requirement to maintain and meet our Fixed Charge Coverage Ratio and modified our Leverage Ratio and Interest Coverage Ratio to be less restrictive for the quarters ending December 31, 2001 and March 31, 2002. Absent the covenant modification dated December 14, 2001, we would have been in violation of certain covenants of our Senior Credit Facility as of March 31, 2002. The amendment also provides for 1) a 100 basis point increase in the interest spread payable over LIBOR for advances under the facility; 2) a cap of $50.0 million for amounts borrowed under the revolving credit facility; 3) a $1.75 million and $1.5 million limit on capital spending for the quarters ending December 31, 2001, and March 31, 2002, respectively; and 4) the terms prohibit us from making any cash distributions to our Members until we are in compliance with the original covenants under the credit agreement.

         Based on our current level of performance, we do not expect to comply with certain financial covenants under the Senior Credit Facility for the quarter ended June 30, 2002. Additionally, if we default under our Senior Credit Facility, our senior lenders may be able to prohibit us from making the interest payments of approximately $7.4 million due under the Senior Subordinated Notes on July 15, 2002, which would result in default under our indenture. If we default under our senior credit facility or our indenture, the lenders or note holders may immediately accelerate repayment of all amounts outstanding under the respective agreements. As a result of these uncertainties, amounts due under the Senior Credit Facility and Senior Subordinated Notes have been reflected as current liabilities as of March 31, 2002 in accordance with Generally Accepted Accounting Principles, which results in a significant working capital deficit as of March 31, 2002. We have retained Credit Suisse First Boston as our financial advisor to explore strategic alternatives, including, but not limited to, restructuring our debt and negotiating with our lenders favorable amendments to the Senior Credit Facility. Even though discussions are ongoing, there can be no assurance that we will obtain any necessary amendments and waivers or that we will otherwise be able to refinance our debt on favorable terms, if at all.

         Based upon current and anticipated levels of operations and provided that there is no intervening acceleration of our indebtedness or a blockage of the $7.4 million interest payment due July 15, 2002, under the Senior Subordinated Notes, we believe we have sufficient liquidity from our cashflow from operations, combined with our availability under the senior credit facility, to meet our projected cash needs through December 2002. Our future operating performance and ability to service or refinance the Notes and to extend or refinance our other indebtedness will be subject to future economic conditions and to financial, business and other factors beyond our control.

         As of March 31, 2002, we had cash and cash equivalents of $1.1 million and available undrawn commitments under our Senior Credit Facility of $11.7 million, after giving effect to the $50.0 million revolver borrowing cap under the terms of the December 14, 2001 amendment. As of March 31, 2002, our net debt was $334.7 million, an increase of $4.4 million from December 31, 2001. The increase was primarily the result of the semiannual $7.4 million interest payment on our subordinated debt during the quarter and a reduction in accounts payable related to the timing of certain expenditures including real property taxes, offset by a $5.3 million reduction in inventory. Historically, our net debt has increased in the first quarter of each year. The $4.4 million increase in our debt from December 31, 2001, to March 31, 2002, was less than anticipated and reflects our focus on working capital management and cost control.

         At March 31, 2002, we had $335.6 million of debt outstanding at a weighted average interest rate of 9.2%, consisting of $188.1 million under our senior credit facility, $147.7 million under our 9 7/8% senior subordinated notes (net of discount of $2.3 million) and $0.1 million of capital leases. The amounts outstanding under our senior credit facility included $36.1 million outstanding under the revolver. As of March 31, 2002, we had approximately $11.7 million of availability under the revolver after giving effect to the $50.0 million cap under the terms of the December 14, 2001 amendment.

         Net Cash Used in Operating Activities. Net cash used in operating activities was $3.4 million for the three months ended March 31, 2002, and was primarily the result of net loss of $4.4 million, non-cash adjustments of $4.3 million, and a $4.5 million decrease in accounts payable and a $4.5 million decrease in accrued liabilities, partially offset by a $5.3 million decrease in inventory. A decline in accounts payable and a decrease in inventory resulted from an initiative to reduce inventory. We expect operating cash flows to improve throughout fiscal 2002 as a result of working capital management, particularly through inventory reduction.

         Net Cash Used in Investing Activities. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2002 and was the result of the payment for capital expenditures incurred during the three months ended March 31, 2002 and the three months ended December 31, 2001. A significant portion of the capital expenditures in the three months ended March 31, 2002 was for process automation.

         Capital Expenditures. We have historically financed our capital expenditures through cash flow from operations and borrowings under our senior credit facility. In an effort to preserve cash outflows, capital expenditures were limited to $0.5 million for the three months ended March 31, 2002. We will continue to monitor and will adjust our capital expenditures spending level, if warranted by market developments or our operating performance.

         Net Cash Provided by Financing Activities. Net cash provided by financing activities was $5.3 million for the three months ended March 31, 2002 and was primarily the result of net borrowings under our revolving credit facility of $11.3 million offset by payments on term loans of $5.9 million.

         We derived 22.9% of our net sales in the first quarter of 2002 from products sold in currencies other than the U. S. dollar. The U. S. dollar value of our export sales sometimes varies with currency exchange rate fluctuations. We may therefore be exposed to exchange losses as a result of such fluctuations that could reduce our net income. We have adopted a risk management strategy to use derivative financial instruments including forwards and options to hedge foreign currency exposures. See "Quantitative and Qualitative Disclosures About Market Risk." However, we cannot assure you that any such hedging activities will be sufficient to eliminate risks relating to currency fluctuations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

       .  labor strikes or stoppages;

       . whether or not we are able to comply with environmental and safety and health laws and requirements

       . whether or not we are able to satisfy the covenants and other provisions under our various financial instruments; and

       .  changes in economic conditions generally.

         This list of risks and uncertainties, however, is not intended to be exhaustive. You should also review the other cautionary statements we make in this Quarterly Report and in our 2001 Annual Report on Form 10-K. All forward-looking statements attributable to us or persons acting for us are expressly qualified in their entirety by our cautionary statements.

         We do not have, and expressly disclaim, any obligation to release publicly any updates or changes in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The effects of potential changes in currency exchange rates and interest rates are discussed below. Our market risk discussion includes "forward-looking statements" and represents an estimate of possible changes in fair value that would occur assuming hypothetical future movements in interest and currency exchange rates. These disclosures are not precise indicators of expected future losses, but only indicators of reasonably possible losses. As a result, actual future results may differ materially from those presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statement Regarding Forward-Looking Statements."

         We are exposed to market risk related to changes in interest rates on borrowings under our Senior Credit Facility. The Senior Credit Facility bears interest based on LIBOR. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we entered into interest rate swap agreements to manage our exposure to interest rate changes under the Senior Credit Facility. The swaps involve the exchange of fixed and variable interest rate payments based on a contractual principal amount and time period. Payments or receipts on the agreement are recorded as adjustments to interest expense. Under this agreement, we have secured a fixed LIBOR rate of interest of 4.92% on Term Loan A and 5.04% on the Term Loan B with an aggregate notional amount which is reduced in a manner consistent with the amortization of the principal on our term loans. As of March 31, 2002, we had two interest rate swap agreements effective through September 30, 2003 on a notional amount of $152.0 million, equal to the borrowings outstanding under Term Loans A and B under our Senior Credit Facility. During the quarter ended March 31, 2001, we shortened the duration of our interest rate swaps to September 2003. As a result of this transaction, we received proceeds of $1.1 million, which will be reclassified from accumulated other comprehensive income to earnings over the remaining life of the related debt. The fair value of the interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At March 31, 2002, we would have paid approximately $3.0 million to terminate the agreements. A 100 basis point increase in LIBOR would decrease the amount paid by approximately $1.6 million. In contrast, a 100 basis point decrease in LIBOR would increase the amount paid by approximately $1.8 million. The fair value is based on dealer quotes, considering current interest rates.

         Estimated fair value of notes payable. The Senior Credit Facility is a variable-rate debt obligation. Accordingly, the estimated fair value of this debt obligation approximates its book value. As of March 31, 2002, the fair value of the Company's Senior Subordinated Notes was $53.0 million versus a recorded book value of $147.7 million. The fair value of the Notes is estimated on the basis of quoted market prices; however, trading in these securities is limited and may not reflect fair value. The fair value is subject to fluctuations based on the Company's performance, its credit rating, and changes in interest rates for debt securities with similar terms. As previously discussed, the Company's financial performance has deteriorated due to the global economic downturn that began late in the first quarter of 2001 and was particularly severe in the electronics and industrial market. As a result, the credit ratings on the Company's debt were downgraded in 2001 and 2002 and may be subject to further downgrade.

         We are exposed to foreign currency exchange rate risk mainly as a result of our export sales denominated in the Euro. Our risk management strategy is to use derivative financial instruments, including forwards, swaps, collars and purchased options, to hedge some portion or all of these exposures, in accordance with our financial risk management policy. Our objective is to limit the impact of foreign currency changes on earnings and cash flows. As of March 31, 2002, the notional value of our foreign currency hedging instruments was $2.6 million, and the fair value of these instruments was immaterial. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying exchange rate relative to the US dollar would be approximately $0.1 million as of December 31, 2001. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying exchange rate relative to the US dollar would be approximately $0.1 million as of March 31, 2002. The fair value is based on dealer quotes, considering current exchange rates.

         During the quarter ended June 30, 2001, we entered into two natural gas commodity swaps whereby we agreed to pay a fixed price to hedge 579,000 MMBtu's of the commodity. We entered into these swaps to reduce the variability of the cash flows associated with our forecasted purchases of natural gas. One of these contracts matured in December 2001. The remaining contract terminates in December 2002 and provide for a fixed price of $4.14/MMBtu on 275,000 MMBtu's. As of March 31, 2002, the total notional value of the remaining commodity hedging instrument was $1.1 million, and the approximate fair value was negative $0.2 million. The potential loss in fair value of such financial instruments from a hypothetical 10% increase in the underlying commodity price would be approximately $0.1 million as of March 31, 2002. The potential gain in the fair value of such financial instruments from a hypothetical 10% decrease in the underlying commodity price would be approximately $0.1 million as of March 31, 2002. The fair value is based on dealer quotes, considering current commodity prices

         In addition, we are exposed to losses in the event of nonperformance by the counterparties under the derivative agreements. We expect the counterparties, which are major financial institutions, to perform fully under these contracts. However, if the counterparties were to default on their obligations under the interest rate swap agreements, we could be required to pay the full rate on our Senior Credit Facility, even if the rate was in excess of the rates in the interest rate swap agreements.

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

Dated: May 15, 2002

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

Dated: May 15, 2002